Form 10-K
period 2022-12-31
STRATUS PROPERTIES INC
filed 2023-03-31
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $171.3 million on June 30, 2022.

Common stock issued and outstanding was 7,979,164 shares on March 27, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Items 1. and 2.  Business and Properties

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, "stratusproperties.com," including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our website is intended to provide information that may be of interest to investors and other stakeholders. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

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

Overview

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, leasing and sale of multi-family and single-family residential real estate properties and commercial properties in the Austin, Texas area and other select, fast-growing markets in Texas.

We generate revenues and cash flows primarily from the sale of our developed and undeveloped properties and the lease of our retail, mixed-use and multi-family properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence already built on the lot or a property that has been developed for lease. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family properties that we developed. Tenants in our retail and mixed-use properties are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services. Refer to “Business Strategy” in MD&A for further discussion.

Recent Developments and Business Strategy

Over the last fiscal two years, we have generated substantial earnings and cash from the sale of the mixed-use real estate property Block 21, and the sales of multi-family properties The Santal and The Saint Mary, described in further detail below. In 2022, we produced record net income attributable to common stockholders of $90.4 million. Our total stockholders’ equity increased from $98.9 million at December 31, 2020 to $207.2 million at December 31, 2022.

After the sale of Block 21 in May 2022, which eliminated our Hotel and Entertainment segments, our Board of Directors (Board) and management team engaged in a strategic planning process, which included consideration of the uses of proceeds from our recent property sales, and of our long-term business strategy. On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Our Board also approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of March 27, 2023, $8.7 million of our common stock had been repurchased under the program and $1.3 million remained available under the program.

Our Board also decided to continue our successful development program, with our proven team focusing on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. We believe by methodically developing and enhancing the value of our properties and then selling them or holding them for lease, we can create long-term value for our stockholders. As part of re-focusing our business, during third-quarter 2022, we completed the sale of substantially all of our non-core assets.

Holden Hills. In first-quarter 2023, we entered into a limited partnership, obtained debt financing and commenced construction of Holden Hills, our final large residential development within the Barton Creek community in Austin, Texas. Holden Hills consists of 495 acres and the community is designed to feature 475 unique residences to be developed in two phases. We contributed to the partnership the Holden Hills land and related personal property at an agreed value of $70.0 million and our 50 percent partner contributed $40.0 million in cash. The partnership distributed and paid $35.8 million in cash to us in connection with these transactions. Refer to Note 11 for further discussion.

Sale of Block 21. On May 31, 2022, we completed the sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). We recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022. Block 21 was our wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business. The sale of Block 21 eliminated our Hotel and Entertainment segments. As a result, our Hotel and Entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for all periods presented in the financial statements included in this Form 10-K. Refer to Note 4 for further discussion.

Sale of The Santal. In December 2021, one of our wholly owned subsidiaries sold The Santal, a 448-unit luxury garden-style multi-family project located in Barton Creek in Austin, Texas, for $152.0 million. After closing costs and payment of the outstanding project loan, the sale generated net proceeds of approximately $74 million. We recorded a pre-tax gain on sale of $83.0 million in 2021. Refer to Note 4 for further discussion.

Sale of The Saint Mary. In January 2021, one of our subsidiaries sold The Saint Mary, a 240-unit luxury garden-style multi-family project located in the Circle C community in Austin, Texas, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34.0 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recorded a pre-tax gain on sale of $22.9 million ($16.2 million net of noncontrolling interests) in 2021. Refer to Note 4 for further discussion.

Continuing Operations

The following discussion describes the properties included in our Real Estate Operations and Leasing Operations segments. Refer to Note 10, the section “Properties” below, and MD&A for more detailed discussion of the properties.

Real Estate Operations. Our Real Estate Operations segment is comprised of our operations with respect to our properties under various stages of development: developed for sale, under development and available for development. As part of our real estate operations, we acquire, entitle, develop and sell properties, focused on the Austin, Texas area and other select, fast-growing markets in Texas. The current focus of our real estate operations is developing multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Real estate that we develop and then lease becomes part of our Leasing Operations (refer to “Leasing Operations” below)

We develop properties on our own and also through joint ventures in which we partner with third-party equity investors, serve as general partner, receive fees for development and asset management and may receive a preferred return after negotiated returns are reached. We may develop projects on land we have owned for many years, such as in Barton Creek in Austin, Texas, or on land that we purchase to develop in the near future, such as The Saint George and The Annie B projects described herein. We may enter into land purchase contracts in which we obtain the right, but not the obligation, to buy land at an agreed-upon price within a specified period of time. These contracts generally limit our financial exposure to our earnest money deposited into escrow and pre-acquisition diligence and planning costs we incur.

We engage and manage third-party general contractors to construct our projects typically on a fixed-price basis. Our employees oversee extensive work done by individuals and companies we engage as consultants for services including site selection, obtaining entitlements, architecture, engineering, landscaping and land preservation, design, sustainability, and developing and implementing marketing and sales plans.

Revenue from our Real Estate Operations segment accounted for 66 percent of our total revenue for 2022 and 30 percent for 2021.

The acreage under development and undeveloped as of December 31, 2022 that comprise our real estate operations other than real estate held for sale is presented in the following table.
•Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.
•Undeveloped acreage is presented according to anticipated uses for multi-family units, single-family lots and commercial space based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage (i.e., development work is not currently in progress on such property) includes vacant pad sites at Magnolia Place and Kingwood Place, as well as other real estate that can be sold “as is."

	Acreage Under Development				Undeveloped Acreage
	Single Family	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek [a]	11	36	—	47	512	215	394	1,121	1,168
Circle C	—	—	—	—	—	21	216	237	237
Lantana	—	—	—	—	—	12	5	17	17
The Annie B	—	—	—	—	—	1	—	1	1
The Saint George	—	4	—	4	—	—	—	—	4
Lakeway	—	—	—	—	—	35	—	35	35
Magnolia Place [b]	—	—	—	—	—	29	48	77	77
Jones Crossing	—	—	—	—	—	21	23	44	44
Kingwood Place	—	—	—	—	—	—	11	11	11
New Caney	—	—	—	—	—	10	28	38	38
Total	11	40	—	51	512	344	725	1,581	1,632
a.Refer to "Properties – Barton Creek" below for a discussion of our properties within Barton Creek. The single-family undeveloped acreage includes 495 acres in Holden Hills on which we have commenced infrastructure construction during first-quarter 2023. The multi-family and commercial acreage includes approximately 570 acres representing our Section N project.
b.In October 2022, Stratus entered into a contract to sell approximately 11 acres planned for 275 multi-family units at Magnolia Place for $4.3 million, expected to close by the end of 2023.

The following table summarizes the estimated development potential of our acreage under development and undeveloped acreage as of December 31, 2022:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek [a]	498	1,594	1,648,891
Circle C	—	56	660,985
Lantana	—	306	160,000
The Annie B	—	316	8,325
The Saint George	—	316	—
Lakeway	—	270	—
Magnolia Place [b]	—	875	15,000
Jones Crossing	—	275	104,750
New Caney	—	275	145,000
Other	—	—	7,285
Total	498	4,283	2,750,236
a.Substantially all of the single-family lots relate to Holden Hills and substantially all of the multi-family and commercial relates to Section N (refer to “Recent Development Activities” in MD&A). Refer to “Properties – Barton Creek – Section N” below for further discussion of ongoing development planning that may result in increased densities for multi-family and commercial entitlements.
b.In October 2022, Stratus entered into a contract to sell approximately 11 acres planned for 275 multi-family units at Magnolia Place for $4.3 million, expected to close by the end of 2023.

Real estate under development as of December 31, 2022 in the table above included two multi-family properties under construction in Austin, Texas: The Saint June, a 182-unit luxury garden-style project within the Amarra development, and The Saint George, a 316-unit luxury wrap-style project. These properties are expected to be reclassified into the Leasing Operations segment upon their completion, which is expected in third-quarter 2023 for The Saint June and mid-2024 for The Saint George.

The development potential of our undeveloped acreage at December 31, 2022 also included the following, which are not reflected in the table above:
•one retail pad site at Kingwood Place;
•approximately 13 acres planned for up to seven retail pad sites at Magnolia Place; and
•four retail pad sites at Jones Crossing.

For additional information regarding the estimated development potential for each of our properties under development and undeveloped properties, please refer to “Recent Development Activities” in MD&A.

Real estate held for sale includes developed properties in the Real Estate Operations segment and at December 31, 2022 consisted of two residential lots in Amarra Drive Phase III.

Leasing Operations. Our Leasing Operations segment primarily involves the lease of space at retail and mixed-use properties that we developed and the lease of residences in multi-family projects that we developed. We engage third-party leasing and property management companies to manage our leased operations. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater and other retail products and services.

Our principal properties in our Leasing Operations segment at December 31, 2022 consisted of:
•a 154,117-square-foot retail property representing the first phase of Jones Crossing;
•a 151,855-square-foot mixed-use project at Kingwood Place;
•a 99,379-square-foot mixed-use development representing the first phase of Lantana Place;
•a 44,493-square-foot retail complex at West Killeen Market; and

•a 18,582-square-foot retail property representing the first phase of Magnolia Place.

As discussed above, in December 2021 we sold The Santal and in January 2021 we sold The Saint Mary, which were both multi-family projects included in our leasing operations.

Revenue from our Leasing Operations segment accounted for 34 percent of our total revenue for 2022 and 70 percent for 2021. Refer to the charts below for our leasing operations revenue by property during 2022 and our developed square feet of retail space by geographic location as of December 31, 2022.

# 2022 LEASING OPERATIONS REVENUE BY PROPERTY

Jones Crossing
27%
Lantana Place
38%
Kingwood Place
26%
West Killeen
9%

## RETAIL SPACE BY GEOGRAPHIC LOCATION

Kingwood, TX
(Kingwood Place)
32%
College Station, TX
(Jones Crossing)
33%
Austin, TX
(Lantana Place)
21%
Magnolia, TX
(Magnolia Place)
4%
Killeen, TX
(West Killeen Market)
9%

Our retail leasing properties had average rentals of $20.27 per square foot as of December 31, 2022, compared to $20.86 per square foot as of December 31, 2021. Our scheduled expirations of leased retail square footage as of December 31, 2022 as a percentage of total space leased is 2 percent in 2023, 4 percent in 2024, 1 percent in 2025, none in 2026, 2 percent in 2027 and 91 percent thereafter.

For further information about our operating segments refer to “Results of Operations” in MD&A. Refer to Note 10 for a summary of our revenues, operating income and total assets by operating segment.

Properties

Our properties are primarily located in the Austin, Texas area, but include properties in other select markets in Texas. Substantially all of our properties are encumbered pursuant to the terms of our debt agreements. Refer to Note 6 for further discussion. Our Austin-area properties include the following:

Barton Creek
We have several properties that are located in the Barton Creek community, which is a 4,000-acre upscale community located southwest of downtown Austin.

Amarra Drive. Amarra Drive is a subdivision featuring lots ranging from one to over five acres.

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. In 2021, we sold three lots. As of December 31, 2022, two developed Phase III lots remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra development of Barton Creek. The Amarra Villas and The Saint June, both described below, are being developed on two of these multi-family lots. During 2021, we sold a five-acre multi-family tract of land, and during 2022, we sold a six-acre multi-family tract of land. As of December 31, 2022, we have one remaining undeveloped multi-family lot of approximately 11 acres and one undeveloped 22-acre commercial lot.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) is a 20-unit project within the Amarra development. The homes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. We completed construction and sale of the first seven homes between 2017 and

2019. We began construction on the next two Amarra Villas homes in first-quarter 2020, one of which was completed and sold for $2.4 million in second-quarter 2022. In 2021, we began construction of one additional home and in 2022, we began construction on the remaining ten homes. In fourth-quarter 2022, we completed and sold one home for $3.6 million. In March 2023, we completed and sold of one home for $2.5 million. Construction on the last ten units continues to progress, and as of March 27, 2023, one home was under contract to sell and nine homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is being built on approximately 36 acres and is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The project is expected to be completed in third-quarter 2023. We own this project through a limited partnership with a third-party equity investor. Refer to Note 2 for further discussion.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in two phases with a focus on health and wellness, sustainability and energy conservation. Phases I and II of the Holden Hills development plan encompass the development of the home sites. Phase I is expected to consist of 337 luxury residence sites to be developed in nine distinct communities or “pods,” and 12 single-family platted home sites or “estate lots,” and includes related amenities and infrastructure. Phase I also includes the Tecoma Improvements, described below. Phase II is expected to consist of 63 luxury residence sites to be developed in five distinct communities or “pods,” and 63 single-family platted home sites or “estate lots,” and includes related amenities and infrastructure. The luxury residences are expected to range in size from 2,000 square feet to 4,600 square feet. The estate lots are expected to range in size from 0.9 acres to 2.7 acres.

We entered into a limited partnership agreement with a third-party investor for this project in January 2023 (the Holden Hills partnership) and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. We expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure in late 2024. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in late 2024 or 2025. We may sell the developed pods and estate lots, or may elect to build and sell, or build and lease, homes on some or all of the pods and estate lots, depending on financing and market conditions. Pods and estate lots may also be acquired from the Holden Hills partnership by a limited partner for further development under procedures approved by the partners.

We entered into a development agreement with the Holden Hills partnership (Development Agreement) that provides that, as part of Phase I, the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by Stratus from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. Pursuant to the Development Agreement, we will reimburse the Holden Hills partnership for 60 percent of the costs of the Tecoma Improvements.

The Holden Hills partnership is expected to be eligible to be reimbursed in the future by Travis County Municipal Utility Districts (MUD) for a portion of future costs of the Tecoma Improvements and also for a portion of future costs related only to the Holden Hills project, with such MUD reimbursements currently estimated to be up to a maximum of $6.4 million for the Tecoma Improvements and $8.0 million for only the Holden Hills project. The amount and timing of MUD reimbursements depends upon, among other factors, the amount and timing of future actual costs incurred, the MUD having a sufficient tax base within its district to issue bonds and obtaining the necessary state approval for the sale of the bonds. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain.

Refer to Note 11 for further discussion.

Section N. Section N is Stratus’ wholly-owned approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community, adjacent to Holden Hills. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N. We are designing a dense, mid-rise, mixed-use project, with extensive multi-family and retail components, coupled with limited office, entertainment and hospitality uses, surrounded by an extensive greenspace amenity, which is expected to result in a significant increase in development density, as compared to our prior plans.

Circle C Community
The Circle C community is a master-planned community located in Austin, Texas. In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties until 2032. Refer to Note 9 for a summary of incentives we received in connection with the Circle C settlement.

We are developing the Circle C community based on the entitlements secured in the Circle C settlement. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2022, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units.

Lantana
Lantana is a community south of Barton Creek in Austin. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. In addition to Lantana Place, we have remaining entitlements for 160,000 square feet of commercial use on five acres in the Lantana community.

Lantana Place
Lantana Place is a partially developed, mixed-use development project within the Lantana community. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. As of December 31, 2022, we had signed leases for approximately 90 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott, which opened in November 2021.

We have remaining entitlements at Lantana Place for 306 multi-family units on approximately 12 acres. We currently do not expect to begin construction of the Lantana Place multi-family development (now known as The Saint Julia) prior to 2024, and the project remains subject to financing and market conditions.

The Annie B
In September 2021, we announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Based on preliminary plans, The Annie B would be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury multi-family units for lease. The project includes the historic AO Watson house, which will be renovated and expanded to offer amenities that may include a restaurant, pool and garden, while preserving the property’s historic and architectural features. We closed the land purchase in September 2021. We continue to work to finalize our development plans with a goal of beginning construction in late 2023 or 2024, subject to obtaining financing and other market conditions. We own this project through a limited partnership with third-party equity investors. Refer to Note 2 for further discussion.

The Saint George
In third-quarter 2022, we began construction on The Saint George, a 316-unit luxury wrap-style multi-family project in north central Austin. The Saint George is being built on approximately four acres and is comprised of studio, one and two bedroom units for lease and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion by mid-2024. We own this project through a limited partnership with a third-party equity investor. Refer to Notes 2 and 6 for further discussion.

Lakeway
We own approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area, which is zoned for multi-family use. Refer to Note 9 for discussion of our sale of The Oaks at Lakeway in 2017.

Our other Texas properties include:

Magnolia Place
In August 2021, we began construction on the first phase of development of Magnolia Place, our H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas. The development concept plan for Magnolia Place consists of up to four retail buildings totaling approximately 34,000 square feet, up to nine retail pad sites on approximately 16 acres to be sold or ground leased, and a combination of residential uses, including single-family (approximately 124 lots) and multi-family (a maximum of 875 units). The first phase of development consists of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. Infrastructure construction was substantially completed in second-quarter 2022, with the exception of certain water supply upgrades and a storm water drainage pond, which are expected to be completed by the end of 2023. In third-quarter 2022, we substantially completed construction on the first phase of development and the two retail buildings were turned over to our retail tenants to begin their finish-out process. During second-quarter 2022, we sold one retail pad site for $2.3 million and sold another retail pad site in third-quarter 2022 for $1.1 million. In third-quarter 2022, we also sold 28 acres of undeveloped single-family residential land for $3.2 million, leaving approximately 77 acres of undeveloped land in the development, currently entitled for approximately 15,000 square feet of retail space, a maximum of 875 multi-family units and up to seven retail pad sites. In October 2022, Stratus entered into a contract to sell approximately 11 acres planned for 275 multi-family units for $4.3 million, which is currently expected to close by the end of 2023. H-E-B completed construction and opened its 95,000-square-foot grocery store on an adjoining 18-acre site in fourth-quarter 2022.

Jones Crossing
In 2017, we entered into a 99-year ground lease pursuant to which we have leased a 72-acre tract of land in College Station, Texas, for Jones Crossing, an H-E-B-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project was completed in 2018, consisting of 154,117 square feet. The H-E-B grocery store opened in September 2018, and, as of December 31, 2022, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. As of December 31, 2022, we had approximately 23 undeveloped commercial acres with estimated development potential of approximately 104,750 square feet of commercial space and four retail pad sites. We continue to evaluate options for the 21-acre multi-family component of this project.

Kingwood Place
In 2018, we purchased a 54-acre tract of land in Kingwood, Texas (in the greater Houston area) to be developed as Kingwood Place, an H-E-B-anchored, mixed-use development project. The Kingwood Place project includes 151,855 square feet of retail lease space, anchored by a 103,000-square-foot H-E-B grocery store, and five pad sites. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the H-E-B grocery store opened in November 2019. An 8,000-square-foot retail building was completed in June 2020. We have signed ground leases on four retail pad sites and one retail pad site remains available for lease. As of December 31, 2022, we had signed leases for approximately 96 percent of the retail space, including the H-E-B grocery store. We own this project through a limited partnership with third-party equity investors. Refer to Note 2 for further discussion.

In October 2022, we closed on the sale of a 10-acre multi-family tract of land at Kingwood Place for $5.5 million. In connection with the sale, we made a $5.0 million principal payment on the Kingwood Place construction loan.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an H-E-B shadow-anchored retail project and sold 11 acres to H-E-B. The project encompasses 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot H-E-B grocery store. Construction at West Killeen Market was completed and the H-E-B grocery store opened in 2017. As of December 31, 2022, we had signed leases for approximately 74 percent of the retail space at West Killeen Market. During 2021, we sold a retail pad site for $0.8 million. During third-quarter 2022, we sold the last remaining retail pad site for $1.0 million.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with H-E-B, in New Caney, Texas, originally planned for the future development of an H-E-B-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet, five pad sites and a 10-acre multi-family parcel planned for approximately 275 multi-family units. We finalized the lease for the H-E-B grocery store in March 2019, and upon execution of this lease, we acquired H-E-B’s interests in the partnership for approximately $5 million. Due to changes in H-E-B’s development timeline, the H-E-B lease was terminated in fourth-quarter 2022. We are currently working with another prospective retail anchor and do not plan to commence construction of the New Caney project prior to 2024.

Our development plans for The Annie B, Section N and The Saint Julia will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we receive development management fees and asset management fees, and with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. We anticipate seeking additional debt to finance the development of Phase II of Holden Hills. We are also pursuing other development projects. These potential development projects and projects in our pipeline could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Competition

We operate in highly competitive industries, namely the real estate development and leasing industries. Refer to Part I, Item 1A. “Risk Factors” for further discussion of competitive factors relating to our businesses.

Revolving Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our revolving credit facility and other financing arrangements, refer to “Capital Resources and Liquidity - Revolving Credit Facility and Other Financing Arrangements” in MD&A and Notes 2, 6 and 11.

Regulation and Environmental Matters

Our real estate investments are subject to extensive and complex local, city, county and state laws, rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal laws, rules and regulations regarding air and water quality, and protection of the environment, endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and may result in higher development and administrative costs. Refer to Part I, Item 1A. “Risk Factors” for further discussion.

We have made, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities. Emphasis on environmental matters will result in additional costs in the future. Further, regulatory and societal responses intended to reduce potential climate change impacts may increase our costs to develop, operate and maintain our properties.

Corporate Responsibility

During 2022, with the oversight of the Nominating and Corporate Governance Committee of our Board, we posted to our website information regarding our corporate responsibility performance and objectives, including discussions about our human capital management, governance, sustainability objectives and related policies adopted by our Board. Our website is intended to provide information that may be of interest to investors and other stakeholders. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

Human Capital
We believe that our employees are one of our greatest resources and that our diverse, dedicated and talented team is the foundation of our success and achievements. At December 31, 2022, we had a total of 31 employees, all of whom were full-time employees. We believe we have a good relationship with our employees, none of whom are represented by a union. In 2022, we adopted a new Labor and Human Rights Policy, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Beginning in 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, were performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. We and FM Services phased out and terminated the services agreement during 2022, and we are performing these functions in-house.

Sustainability
As a real estate development company centered in Austin, Texas, we understand the value that a healthy environment and healthy people bring to our projects, our company and our stakeholders. As a member of the U.S. Green Building Council (USGBC), we work along with council members with the goal of transforming the way buildings and communities are designed, built and operated in order to create environmentally and socially responsible properties for a more sustainable life. For more than 15 years, we have partnered with leaders in sustainable development, engineering and design, including, among others, USGBC and The Center for Maximum

Potential Building Systems. We have built a range of projects recognized as being on the leading edge of sustainable practices, including Block 21, the first mixed-use high rise tower in Austin to receive the USGBC LEED (Leadership in Energy & Environmental Design) Silver certification, and many of our residential communities and retail developments. Our Holden Hills residential development is being designed to focus on health and wellness, sustainability and energy conservation. We believe that our customers recognize our environmental stewardship and will continue to reward thoughtful and sustainable development. In 2022, we adopted a new Environmental Policy and Vendor Code of Conduct, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of the United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations. For additional information, refer to “Cautionary Statement” in Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

We undertake no obligation to update our forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, business plans, actual experience, or other changes. We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements are discussed below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risk factors described herein are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially and adversely affect our business if they occur, and the trading price of our securities could decline, and you may lose part or all of your investment. Moreover, new risks emerge from time to time. Further, our business may also be affected by general risks that apply to all companies operating in the U.S., which we have not included below.

Risks Relating to our Business and Industry

We cannot assure you that our current business strategy will be successful.

In May 2022 we completed the sale of Block 21, which eliminated our Hotel and Entertainment segments. In 2021, we completed the sales of our stabilized multi-family properties, The Santal and The Saint Mary. These sales collectively generated after-tax cash flow of approximately $166 million. Our Board and management team engaged in a strategic planning process, and in third-quarter 2022 announced that, after streamlining our business through the sale of Block 21, we intend to continue our real estate development program, with our experienced team focusing on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. In addition, our Board declared a special cash dividend totaling approximately $40 million on our common stock, paid on September 29, 2022, and approved a new share repurchase program, which authorizes us, in management’s discretion, to repurchase up to $10 million of our common stock from time to time, subject to market conditions and other factors. As of March 27, 2023, $8.7 million of our common stock had been repurchased under the program and $1.3 million remained available under the program.

We cannot assure you that our current business strategy will be successful. Our development plans for future projects require significant additional debt and equity capital. We have increasingly raised equity capital from third parties through joint venture structures, which have their own risks as described below. We may not be able to obtain the funding necessary to implement our business strategy on acceptable terms or at all as further described below. Furthermore, our business strategy may not produce sufficient revenues even if we are able to obtain the necessary capital. Our main source of revenue and cash flow is expected to come from sales of our properties to third parties or to joint ventures in which we participate. Results of the past sales of our properties are not indicative of results of future sales. The timing of property sales and proceeds from such sales are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rent in our leasing operations and from development and asset management fees received from our properties. However, due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. Our long-term success will depend on our ability to profitably execute our development plans over time.

Increases in construction and labor costs, supply chain constraints, higher borrowing costs and tightening bank credit are having an adverse impact on us and may continue to do so.

Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages higher borrowing costs and tightening bank credit. These factors have increased our costs, adversely impacted the projected profitability of our new projects, delayed the start of or completion of projects, adversely impacted our ability to raise equity capital on attractive terms and in our desired time frame and adversely impacted our ability to sell some properties at attractive prices in our desired time frame; these trends may continue or worsen.

On completed projects, we are experiencing increased borrowing costs on our variable rate debt and increased operating costs due to inflation. As of December 31, 2022, all of our consolidated debt was variable rate debt. For all of such debt other than the Comerica Bank revolving credit facility, the average interest rate increased for 2022 compared to 2021 and may continue to rise in the future if prevailing market interest rates continue to climb. Refer to Note 6 for additional information. Further increases in interest rates would further increase our interest costs and the costs of refinancing existing debt or incurring new debt, which would adversely affect our profits and cash flow. Our operating expenses impacted by inflation include contracted services for our properties such as janitorial and engineering services, utilities, repairs and maintenance and insurance. Inflation may cause the value of our properties to rise, which could lead to higher property taxes. High inflation or adverse economic conditions could have a negative impact on our tenants’ ability to pay rent or absorb rent increases. Our general and administrative expenses include compensation costs, professional fees and technology services, all of which may increase due to inflation.

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

A decline in general economic conditions, particularly in the Austin, Texas area, could harm our business.

During 2022, the U.S. economy experienced steep rises in inflation and interest rates. Russia began a full-scale invasion of Ukraine in February 2022, causing global economic disruptions. These economic disruptions may continue or worsen in the future. Periods of economic uncertainty, weakness or recession; declining employment levels; declining consumer confidence and spending; declining access to capital; global instability; or the public perception that any of these events or conditions may occur, be present or worsen, may negatively affect our business. These economic conditions can result in a general decline in real estate acquisition, disposition, development and leasing activity, a general decline in the value of real estate and in rents, and increases in tenant defaults. Our business is especially sensitive to economic conditions in the Austin, Texas area, where the majority of our properties are located. As a result of a decline in economic conditions, the value of our real estate may be reduced, increasing the risk for additional asset impairments, our development projects may continue to be delayed or we may experience a decline in demand for our real estate, and we could realize losses or diminished profitability.

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area and are primarily focused on residential, residential-centric mixed-use, and retail real estate.

Our real estate operations are primarily located in the Austin, Texas area. While our real estate operations have expanded to include select markets in Texas outside of the Austin area, the geographic concentration of the majority of our operations and of the properties we may have under development at any given time means that our business is more vulnerable to negative changes in local economic, regulatory, weather and other conditions than the businesses of larger, more diversified companies. The performance of the Austin area's economy and our other select markets in Texas greatly affects our revenue and the values of our properties. We cannot assure you that these markets will continue to grow or that underlying real estate fundamentals will be favorable in these markets. Further, negative changes in Austin demographic trends can result in Austin becoming a less desirable place for individuals, families and businesses to relocate, making it more difficult for us to sell or rent our properties, increase rents and retain tenants. As a result of our geographic concentration and focus on residential, residential-centric mixed-use, and retail projects in Austin, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas. Refer to “Overview of Financial Results for 2022 - Real Estate Market Conditions” in Part II, Items 7. and 7A. for more information.

We may not be able to raise additional capital for future projects on acceptable terms, if at all.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction. We have relied on cash flow from operations and our debt agreements as our primary sources of funding. We have also relied on third-party project-level equity financing of our subsidiaries, which we expect to continue to increase in the future. Our ability to raise additional capital in the future will depend on conditions in the equity and debt markets, general economic and real estate conditions and our financial condition, performance and prospects, among other factors, many of which are not within our control. We may not be able to raise additional capital on acceptable terms if at all. Any inability to raise additional capital when needed for existing or future projects could delay or terminate future projects, hinder our ability to complete projects, and prevent us from refinancing debt obligations, which could have a material adverse effect on our business, financial condition and results of operations.

The failure of any bank in which we deposit our funds could have an adverse impact on our financial condition, liquidity and operations.

The Federal Deposit Insurance Corporation insures bank accounts in amounts up to only $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain banks in excess of federally insured limits. If any of the banking institutions in which we have deposited funds fails, we may lose our deposits in excess of $250,000. The failure of a bank with which we do business may also disrupt our ability to access deposits and other services provided to us by the bank. The loss of, or inability to access, our deposits or other banking services may have a material adverse effect on our financial condition, liquidity and operations. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.

The ongoing COVID-19 pandemic may continue to challenge our business and any future major public health crisis could adversely affect our business.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases or other health crises that affect public health and public perception of health risk. For example, the ongoing COVID-19 pandemic and the public health response to minimize its impact have had significant disruptive effects on global economic and market conditions. Many industries, including ours, have been experiencing related supply chain disruptions and labor shortages. In addition, inflation and interest rates increased significantly during 2022 and may continue to do so in 2023.

The COVID-19 pandemic disrupted the operations of our retail tenants, and during 2020, we proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants and obtaining concessions under our debt agreements. We cannot predict the extent to which individuals and businesses may voluntarily restrict their activities, the extent to which governments may reinstitute restrictions, nor the extent to which evolving COVID-19 pandemic developments may have an adverse impact on the economy or our business. Further, any future major public health crisis could have a material adverse impact on our business, results of operations and financial condition.

Part of our business strategy depends on maintaining strong relationships with key tenants and our inability to do so could adversely affect our business.

We have formed strategic relationships with key tenants as part of our overall strategy for particular retail and mixed-use development projects and may enter into other similar arrangements in the future. For example, our West Killeen Market, Jones Crossing, Kingwood Place and Magnolia Place mixed-use development projects are each anchored by an H-E-B grocery store. We finalized a lease for the H-E-B grocery store at our New Caney development project in March 2019; however, due to changes in H-E-B’s development timeline, the H-E-B lease was terminated in fourth-quarter 2022. We are currently working with another prospective retail anchor and do not plan to commence construction prior to 2024. Any deterioration in our relationship with H-E-B or our inability to form and retain strategic relationships with key tenants or enter into other similar arrangements in the future could adversely affect our business. If we are unable to renew a lease we have with a key tenant at one of our properties, or to re-lease the space to another key tenant of similar or better quality, we could experience material adverse consequences with respect to such property, such as a higher vacancy rate, less favorable leasing terms, reduced cash flow and reduced property values. Similarly, if one or more of our key tenants becomes insolvent or enters into bankruptcy proceedings, our business could be materially adversely impacted.

Loss of key personnel could negatively affect our business.

We depend on the experience and knowledge of our executive officers and other key personnel who guide our strategic direction and execute our business strategy, have extensive market knowledge and relationships, and exercise substantial influence over our operations. Among the reasons that these individuals are important to our success is that each has a regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, community stakeholders and industry personnel. The loss of any of our executive officers or other key personnel could negatively affect our business.

We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

We have increased our use of third-party equity financing of our subsidiaries’ development projects. We expect to continue to fund development projects through the use of such joint ventures. Joint ventures involve risks not present with our wholly-owned properties, including but not limited to, the possibility the other joint venture partners may possess the ability to take or force action contrary to our interests or withhold consent contrary to our requests, have business goals which are or become inconsistent with ours, or default on their financial obligations to the joint venture, which may require us to fulfill the joint venture’s financial obligations as a legal or practical matter. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal in favor of our partners which would restrict our ability to dispose of our interest in the joint venture. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a joint venture project in our sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement. Refer to Note 2 for further discussion of our investments in joint ventures.

Adverse weather conditions, public safety issues, political instability, and other potentially catastrophic events in our Texas markets could adversely affect our business.

Adverse weather conditions, including natural disasters, public safety issues, political instability, and other potentially catastrophic events in our Texas markets may adversely affect our business, financial condition and results of operations. Adverse weather conditions may be amplified by or increase in frequency due to the effects of climate change. These events may delay development activities, interrupt our leasing operations, or damage property resulting in substantial repair or replacement costs to the extent not covered by insurance. Any of these factors could cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain insurance on our properties, including business interruption, property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. Further, insurance companies often increase premiums, require higher deductibles, reduce limits, restrict coverage, and refuse to insure certain types of risks, which may result in increased costs or adversely affect our business. We may be unable to renew our current insurance coverage in adequate amounts or at reasonable premiums. We use our discretion when determining amounts, coverage limits and deductibles for insurance based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. In addition, we may become liable for injuries and accidents at our properties that are underinsured. A significant uninsured loss or increase in insurance costs could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our business may be adversely affected by information technology disruptions and cybersecurity breaches of our systems or the systems of our contractors.

Many of our business processes and records depend on technology systems to conduct day-to-day operations and lower costs, and therefore, we are vulnerable to the increasing threat of information technology disruptions and cybersecurity breaches. We also utilize the services of a number of independent contractors, such as general construction contractors, engineers, architects, leasing agents and attorneys, and their businesses are also vulnerable to the increasing threat of information technology disruptions and cybersecurity breaches. These risks include, but are not limited to, installation of malicious software, phishing, ransomware, credential attacks, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, employee theft or misuse of confidential or otherwise protected information and the corruption of data. Increased use of remote work and virtual platforms may increase our risk of cybersecurity breaches. Our systems and those of our contractors are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins and similar events. A significant theft, loss, loss of access to, or fraudulent use of employee, tenant or other company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines, and litigation. There can be no assurance that our security efforts and measures and those of our independent contractors will be effective.

We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us or interrupt our day-to-day operations as of March 27, 2023, there can be no assurance that we will not experience any such losses in the future. Further, as cybersecurity threats continue to evolve and become more sophisticated, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cybersecurity threats.

We cannot assure you that we will receive the $6.9 million held in escrow from our sale of Block 21 in May 2022.

In order to secure our subsidiaries’ responsibilities for the accuracy of certain representations and warranties in the agreements governing the sale of Block 21, $6.9 million of the purchase price was held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims. The $6.9 million is reflected in restricted cash in our consolidated balance sheet for the year ended December 31, 2022. We cannot assure you that we will eventually receive all or any of the amounts held in escrow.

Risks Relating to our Indebtedness

We have significant amounts of debt, may incur additional debt, and need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

As of December 31, 2022, our outstanding debt totaled $122.8 million and our cash and cash equivalents totaled $37.7 million. Except for our Comerica Bank revolving credit facility, all of our loans are project-level loans. Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project-level financing. Stratus, as the parent company, is typically required to guarantee the payment of the project loans, in some cases until certain development milestones and/or financial conditions are met, and in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of December 31, 2022, Stratus, as the parent company, guaranteed the payment of all of the project loans, except for the Jones Crossing loan and Lantana Place construction loan. Refer to Note 6 for additional discussion.

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
•Limit our ability to obtain future financing to fund our working capital, our development activities, capital expenditures, debt service requirements and other financing needs; and/or
•Limit our ability to refinance our indebtedness or cause the refinancing terms to be less favorable than the terms of our original indebtedness.

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

The terms of the agreements governing our indebtedness include restrictive covenants, including covenants that require that certain financial ratios be maintained. The debt arrangements that we and our subsidiaries have contain significant limitations that may restrict our ability and the ability of our subsidiaries to, among other things:
•borrow additional money or provide guarantees;
•pay dividends, repurchase equity or make other distributions to equityholders;
•make loans, advances or other investments or create liens on assets;
•sell assets, enter into sale-leaseback transactions or enter into transactions with affiliates; or
•permit a change of management or control, sell all or substantially all of our assets, or engage in mergers, consolidations or other business combinations. Refer to "Capital Resources and Liquidity" in Part II, Items 7. and 7A. and Note 6 for additional discussion of restrictive covenants in our debt agreements.

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

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to use cash to pay down the principal balance of the loan, contribute additional equity to a project or raise additional debt or equity capital, including project-level equity financing of our subsidiaries. Such additional funding may not be available on acceptable terms, if at all, when needed. If new debt is added to our current debt levels, the risks described above could intensify.

Risks Relating to Real Estate Operations

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, inflation, interest rates, and consumer confidence and spending. As discussed above, our industry was adversely impacted during 2022 by rising inflation and interest rates, which may continue in 2023 and beyond. Our Holden Hills project involves the development of residential lots. Our ability to successfully monetize our investment in developed lots will depend on the availability and cost of financing for purchasers of the lots, for residential construction and for homebuyers, which may be adversely impacted by rising interest and mortgage rates. There has generally been a decline over time in the brick-and-mortar retail industry due to increases in on-line shopping, which generally has had an adverse impact on retail development projects. Other factors that may impact real estate businesses include over-building, changes in traffic patterns, changes in demographic conditions, changes in tenant and buyer preferences and changes in government requirements, including tax law changes and changes in zoning laws. These factors are outside of our control and may have a material adverse effect on our business, profits and the timing and amounts of our cash flows.

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
•cost increases or overruns;
•default by any of the contractors we engage to construct our projects;
•site accidents; and
•failure to secure tenants or residents in the anticipated time frame, on acceptable terms, or at all.

We can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that we expect. Under our construction loans, advances are typically made in accordance with established budget allocations, and if the lender deems that the undisbursed proceeds of the loan are insufficient to meet the costs of completing the project, the lender may decline to make additional advances until the borrower deposits with the lender sufficient additional funds to cover the deficiency. If the development of our projects is not completed in accordance with our anticipated timing or cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to repay our debt, including project-related debt.

Risks associated with our ownership of substantial amounts of undeveloped land or land under development could adversely affect our business and financial results.

We own a substantial amount of undeveloped land and land under development. If demand for undeveloped real estate, or retail, residential or multi-family properties deteriorates, we may not be able to develop or complete development of our land profitably, may not be able to fully recover the costs of some of the land we own, may choose to forfeit deposits on land controlled through options or purchase contracts, and may choose to sell land for prices lower than our costs, which may cause losses or additional impairment charges.

It may be difficult for us to sell our real estate at times and prices advantageous to us.

Real estate is a relatively illiquid asset. It may be difficult for us to sell our real estate quickly if the need or desire arises, at prices or on terms we find acceptable. This may limit our ability to make rapid adjustments in the size and content of our portfolio of assets in response to changes in economic or other conditions, may constrain our ability to pay our debts, and may lead to losses or additional impairment charges. Refer to "Critical Accounting Estimates" in Part II, Items 7. and 7A. for more information.

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

Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use entitlements and issues, and subdivision, site planning and environmental issues under applicable regulations. Obtaining all of the necessary permits and entitlements to develop a parcel of land is often difficult and costly, and may take several years or more to complete. In some situations, we may be unable to obtain the necessary permits and/or entitlements to proceed with a real estate development or may be required to alter our plans for the development. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area. Any of these may limit, delay or increase the costs of acquisition of land and development of our properties. Because government agencies and special interest groups from time to time express concerns about certain of our development plans, and in the future may express similar concerns, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive. In addition, any failure to comply with these laws or regulations could result in capital or operating expenditures or significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell our properties, and thereby, our financial condition, results of operations and cash flows. Further, the contractors and/or subcontractors we rely on to perform the construction of our properties are also subject to a significant number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If they fail to comply with all applicable laws, we can suffer reputational damage, and may be exposed to potential liability.

Our operations are subject to environmental regulations, which can change at any time and could increase our costs. Further, increasing climate change concerns may increase our costs.

Real estate development is subject to state and federal environmental regulations and to possible interruption or termination because of environmental considerations, including but not limited to, air and water quality, and protection of endangered species and their habitats. In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. Certain of our developments include habitats of endangered species. We have obtained the necessary permits from the U.S. Fish and Wildlife Service to allow the development of our properties. However, future endangered species listings or habitat designations could impact development of our properties.

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

Further, regulatory and societal responses intended to reduce potential climate change impacts may increase our costs to develop, operate and maintain our properties, including but not limited to, costs of building materials, energy and utility costs and insurance costs. Increasing governmental and societal focus on environmental, social and governance matters has increased, is controversial, and may continue to increase our costs of assessing and reporting on such matters. If we are unable to adequately address such matters, our reputation and our business could be adversely impacted.

Risks Relating to Leasing Operations

Unfavorable changes in market and economic conditions could negatively affect occupancy or rental rates, which could negatively affect our results of operations and ability to service our debt.

In 2022 and 2021, our leasing operations primarily involved the lease of retail space to tenants in a variety of businesses at retail and mixed-use properties that we developed, and the lease of residences in multi-family projects that we developed.

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

We face competition in attracting tenants to choose our retail and mixed-use projects over those of other developers and owners of similar properties. If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases. Increased competition for tenants may require us to make improvements to properties beyond those that we would otherwise have planned to make. As a result, our results of operations and cash flow may be adversely affected. Once entered into, our retail leases typically range from five to ten years or longer. We may be unable to renew existing leases as they come due. Adverse market or economic conditions that negatively impact our tenants’ businesses, particularly our key tenants, could adversely impact their ability to meet their obligations under the leases or to renew the leases. Additionally, the loss or failure to renew a key tenant may make it more difficult to lease or renew leases on the remainder of the affected properties. Our retail tenants face continual competition in attracting customers, often including from online competitors. If we are unable to lease our retail properties, collect rent payments from tenants or re-lease space on comparable or more favorable terms, such failure could have a material adverse effect on our financial condition and ability to service our debt obligations.

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

We may not pay dividends on our common stock or repurchase shares of our common stock in the future.

Holders of our common stock are entitled to receive dividends only when and if they are declared by our Board. Further, our Comerica Bank debt agreements prohibit us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared special cash dividends on our common stock in March 2017 and September 2022 after receiving written consents from Comerica Bank, we may not pay special cash dividends in the future. Comerica Bank’s consents to the payment of dividends in March 2017 and September 2022 are not indicative of the bank’s willingness to consent to the payment of future dividends.

Additionally, our Comerica Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. During third-quarter 2022, we received written consent from Comerica Bank in order to implement our $10 million share repurchase program; as of March 27, 2023, $1.3 million remained available to repurchase shares under the program. Comerica Bank’s consent to the $10 million share repurchase program in 2022 is not indicative of the bank’s willingness to consent to any future share repurchases. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. Our share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice, which may decrease the trading price of our common stock.

Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

Item 1B. Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We are from time to time involved in legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent. Refer to Part I, Item 1A. "Risk Factors" for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Certain information as of March 27, 2023, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	58	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	61	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of March 27, 2023, there were 307 holders of record of our common stock including participants in security position listings.

Common Stock Dividends and Share Repurchase Program

The declaration of dividends is at the discretion of our Board of Directors (the Board). In 2017, we paid a special cash dividend of $1.00 per share totaling approximately $8 million after the sale of our Oaks at Lakeway project, and in 2022, we paid a special cash dividend of $4.67 per share totaling approximately $40 million after the sales of Block 21, The Santal and The Saint Mary, in each case after receiving the consent of Comerica Bank. Our ability to pay dividends is restricted by the terms of our Comerica Bank debt agreements, which prohibit us from paying a dividend on our common stock without Comerica Bank’s prior written consent. In addition, certain of our project loan agreements contain provisions that restrict our subsidiaries from distributing cash to Stratus, as the parent company. The declaration of future dividends will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board, and is subject to restrictions in our loan agreements.

In 2022, our Board approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock, after receiving the consent of Comerica Bank. As of March 27, 2023, $1.3 million remained available under the program. Our Comerica Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock outside of our approved $10 million share repurchase program would require a waiver from Comerica Bank. Refer to Part I, Item 1A. "Risk Factors" for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under our $10.0 million share purchase program during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
October 1, 2022 through October 31, 2022	47,428	$23.34	47,428	$8,095,096
November 1, 2022 through November 30, 2022	197,552	28.34	197,552	2,503,567
December 1, 2022 through December 31, 2022	15,762	23.33	15,762	2,135,797
Total	260,742	$27.10	260,742	$2,135,797
a.On September 2, 2022, we announced that our Board approved a new share repurchase program authorizing repurchases of up to $10.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. The new program replaces our prior share repurchase program. Through March 27, 2023, we have acquired 335,703 shares of our common stock for a total cost of $8.7 million at an average price of $25.93 per share, and $1.3 million remains available for repurchases under the program.

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

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, leasing and sale of multi-family and single-family residential real estate properties and commercial properties in the Austin, Texas area and other select, fast-growing markets in Texas. Our portfolio includes approximately 1,600 acres of undeveloped acreage and acreage under development for commercial and multi-family and single-family residential projects, as well as several completed commercial and residential properties. We generate revenues and cash flows from the sale of our developed and undeveloped properties and the lease of our retail, mixed-use and multi-family properties. Refer to "Part I, Items 1. and 2. "Business and Properties," and Note 10 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. Our successful development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties, in order to benefit from, when available, an increase in the value of the property or from lower interest rates, or for other reasons.

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

We produced net income attributable to common stockholders of $90.4 million in 2022, a record for the company. Our results for 2022 reflect our strong performance in executing on our successful development program:
•In May 2022, we completed the sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). We recorded a pre-tax gain on the sale of $119.7 million in 2022.
•In September 2022, after receiving written consent from Comerica Bank, our Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Our Board also approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors.

•During 2022, we sold various parcels of real estate and two Amarra Villas homes, for a total of $24.6 million.

After streamlining our business through the sale of Block 21, our Board decided to continue our successful development program, with our proven team focusing on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas. As part of re-focusing our business, during third-quarter 2022, we completed the sale of substantially all of our non-core assets.

Besides the potential additional $10.0 million capital that we may be required to contribute to our Holden Hills limited partnership, we do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects. However, our development plans for future projects require significant additional capital. Historically, we relied primarily on cash flow from operations and debt financing as our primary sources of funding for our liquidity needs. More recently, we have increasingly relied on third-party project-level equity financing of our development projects. Some of our recent joint ventures include:
•In July 2021, an equity investor acquired a 65.87 percent interest in The Saint June limited partnership for $16.3 million;
•In September 2021, equity investors acquired an aggregate 69 percent interest in the Block 150 limited partnership for $11.7 million;
•In December 2021, an equity investor acquired a 90.0 percent interest in The Saint George limited partnership for $18.3 million and in July 2022, the equity investor contributed an additional $15.0 million; and
•In January 2023, an equity investor acquired a 50 percent interest in the Holden Hills limited partnership for $40.0 million.

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

We expect to reduce our reliance on our revolving credit facility and retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business. Our main source of revenue and cash flow is expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time, as evidenced by our recent sales of The Saint Mary, The Santal and Block 21 described in this report. Further, we believe our investment strategy, current liquidity and pipeline of projects provide us with many years of opportunities to increase long-term value for our stockholders.

During 2022, we explored a potential sale or refinancing of Kingwood Place, Jones Crossing and West Killeen Market. However, we decided to retain these cash-flowing properties given challenging current market conditions. We are currently focused on successfully completing our projects under construction, managing our capital expenditures, advancing other projects through the planning, designing and entitlement process, maximizing cash flow from stabilized assets, controlling costs as much as possible in this inflationary environment, and continuing to source third-party equity capital. While uncertainty in the market, primarily due to the increasing costs of construction materials and labor, rising interest rates and recent disruptions in the banking industry due to some highly-publicized bank failures, is currently causing tightened bank credit and a pause in some sales processes and the start of new development projects, we believe there continues to exist strong demand for residential and residential-centric mixed use projects in Austin and the other markets in Texas where we operate, combined with limited supply. We will re-evaluate our strategy as development progresses on the projects in our pipeline, and as market conditions stabilize.

OVERVIEW OF FINANCIAL RESULTS FOR 2022

Sources of revenue and income. As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ Hotel and Entertainment operating segments, along with some leasing operations, is reflected as discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2021 and 2022. We operate primarily in Austin, Texas and in other select, fast-growing markets in Texas.

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Multi-family and retail rental properties that we develop are classified to our Leasing Operations segment when construction is completed and they are ready for occupancy. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. We may also generate income from the sale of our leased properties, depending on market conditions.

Refer to Note 10 and Items 1. and 2. “Business and Properties” for discussion of the assets in our Real Estate Operations and Leasing Operations.

Summary financial results for 2022. Our net income attributable to common stockholders totaled $90.4 million, or $10.99 per diluted share, for 2022, compared to a net income attributable to common stockholders of $57.4 million, $6.90 per diluted share, for 2021. Higher net income for 2022, compared to our net income in 2021, is primarily the result of income from discontinued operations totaling $96.8 million related to the sale of Block 21 in 2022. Our results for 2021 included a $106.0 million pre-tax gain on sale of assets related to the sale of The Saint Mary and The Santal. Refer to Note 4 for additional discussion. Our total stockholders’ equity increased from $98.9 million at December 31, 2020 to $207.2 million at December 31, 2022.

Our revenues totaled $37.5 million for 2022, compared with $28.2 million for 2021. The increase in revenues in 2022, compared with 2021, primarily reflects the sales of undeveloped real estate properties as well as two completed Amarra Villas homes in our Real Estate Operations segment partially offset by a decrease in leasing revenue following the sale of The Santal in 2021.

At December 31, 2022, we had total debt of $122.8 million and consolidated cash and cash equivalents of $37.7 million. In first-quarter 2023, we received $35.8 million in cash from the Holden Hills partnership. We believe we will have sufficient cash, cash flow and sources of debt financing to meet our cash requirements for at least the next 12 months. Refer to “Capital Resources and Liquidity” and Notes 2, 6 and 11 for additional discussion.

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

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The COVID-19 pandemic and the increase in remote work has also resulted in population increases in Texas and within the Austin area. Based on a December 2021 U.S. Census report, the state of Texas had the largest population gain of any U.S. state between July 2020 and July 2021. There has generally been a decline over time in the brick-and-mortar retail industry due to increases in on-line shopping, which accelerated during the pandemic. We have generally responded to these retail trends by incorporating more multi-family residential space and more food and beverage and entertainment space into our development plans.

According to the 2020 U.S. Census (the most recent complete census), the population of the Austin-Round Rock area increased by approximately 33 percent and added over half a million residents to become the fastest-growing large metro area in the U.S. from 2010 through 2020. As of 2020, the Austin-Round Rock area had a population of approximately 2.3 million people. In addition, 93 percent of the housing units were occupied in the Austin-Round Rock area, which was higher than average occupancy rates for the U.S. and Texas. In 2022, the American Growth Project ranked Austin as the second-fastest-growing city in the United States.

According to data provided by the U.S. Census Bureau, the median family income levels in the Austin-Round Rock area increased by 14 percent over a three-year period from 2016 to 2019 (the most recently available information). The expanding economy resulted in rising demand for residential housing and retail services. Property tax and sales tax receipts rose by 44 percent and 16 percent, respectively, in the city of Austin during fiscal year 2016 through fiscal year 2020. The median home value in Austin increased from $349,156 in August 2020 to $566,479 in August 2022, with average multi-family rents rising 10 percent year over year, according to the American Growth Project.

Vacancy rates in the city of Austin, Texas are noted below.

	December 31,
Building Type	2022	2021
Office Buildings (Class A) [a]	18.9%	20.7%
Multi-Family Buildings [b]	3.6%	5.3%
Retail Buildings [b]	3.4%	4.5%
a.CB Richard Ellis: Austin MarketView
b.Marcus & Millichap Research Services, CoStar Group, Inc.

During 2022, the U.S. economy experienced steep rises in inflation and interest rates. Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightening bank credit. The Austin and Texas economies and populations may not continue to grow at the same rate as in recent periods and may decline. Refer to Item 1A. Risk Factors for further discussion.

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

Real Estate Impairment Assessments.  Real estate is classified as held for sale, under development, held for investment or land available for development (refer to Note 1). When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the long-lived asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

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

We recorded impairment losses on real estate totaling $0.7 million and $1.8 million during 2022 and 2021, respectively.

Deferred Tax Assets Valuation Allowance. The carrying amounts of deferred tax assets are required to be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, the potential to recognize gains on sales of properties, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in our business environment or operating or financing plans.

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. During 2021, we recorded a $4.2 million non-cash credit to reduce the valuation allowance on our deferred tax assets related to Block 21 because of its pending sale. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $38 thousand at December 31, 2022. Refer to Note 7 for further discussion.

Profit Participation Incentive Plan and Long-Term Incentive Plan. Refer to Notes 1 and 8 for our accounting policies related to the Stratus Profit Participation Incentive Plan (PPIP). During 2022, we recorded $2 thousand to project development costs ($0.4 million in 2021) and charged $0.5 million to general and administrative expenses ($9.8 million in 2021) related to the PPIP. The accrued liability for the PPIP totaled $3.0 million at December 31, 2022 (included in other liabilities). The most significant assumptions in the estimation of the $3.0 million PPIP liability at December 31, 2022 were estimated capitalization rates ranging from 4.3 percent to 7.5 percent, expected remaining service periods ranging from 0.5 to 3.3 years, and estimated transaction costs ranging from 1.3 percent to 7.9 percent of sale prices. These assumptions for the PPIP liability as of December 31, 2021 were estimated capitalization rates ranging from 6.0 percent to 7.5 percent, expected remaining service periods ranging from 1.5 to 3.4 years, and estimated transaction costs ranging from 2.0 percent to 6.8 percent. Of the $15.2 million liability as of December 31, 2021, $8.8 million was related to properties sold in 2021 and was based on actual sale prices and transaction costs. PPIP awards were granted during 2022 for The Saint June, a multi-family property, which resulted in the lower estimated capitalization rate and transaction costs in the range of assumptions in 2022.

RECENT DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2022, the number of our residential lots/units that are developed, under development and available for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Amarra Drive:
Phase III lots	2	—	—	2
Amarra Villas [b]	—	11	—	11
The Saint June	—	182	—	182
Other homes	—	—	10	10
Holden Hills	—	—	475	475
Section N [c]	—	—	1,412	1,412
Other Barton Creek sections	—	—	2	2
Circle C multi-family	—	—	56	56
The Annie B	—	—	316	316
The Saint George	—	316	—	316
Lakeway	—	—	270	270
Lantana [d]	—	—	306	306
Jones Crossing [d]	—	—	275	275
Magnolia Place [d]	—	—	875	875
New Caney [d]	—	—	275	275
Total Residential Lots/Units	2	509	4,272	4,783
a.Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the city of Austin and other cities in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun, infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Subsequent to December 31, 2022, we commenced construction on Holden Hills.
b.In March 2023, we completed and sold one Amarra Villas home for $2.5 million.
c.For further discussion of ongoing development planning that may result in increased densities for Section N, refer to “Barton Creek - Section N” below.
d.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”

The discussion below focuses on our recent significant residential development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Barton Creek
Amarra Drive. Amarra Drive is a subdivision featuring lots ranging from one to over five acres.

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. In 2021, we sold three lots. As of December 31, 2022, two developed Phase III lots remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra development of Barton Creek. The Amarra Villas and The Saint June, both described below, are being developed on two of these multi-family lots. During 2021, we sold a five-acre multi-family tract of land for $2.5 million, and during 2022, we sold a six-acre multi-family tract of land for $2.5 million. As of December 31, 2022, we have one remaining undeveloped multi-family lot of approximately 11 acres and one undeveloped 22-acre commercial lot in inventory.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) is a 20-unit project within the Amarra development for which we completed site work in 2015. The homes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. We completed construction and sale of the first seven homes between 2017 and 2019. We began construction on the next two Amarra Villas homes in first-quarter 2020, one of which was completed and sold for $2.4 million in second-quarter 2022. In 2021, we began construction of one additional home and in 2022, we began construction on the remaining ten homes. In fourth-quarter 2022, we sold one home for $3.6 million. In March 2023, we completed and sold of one home for $2.5 million. Construction on the last ten units continue to progress, and as of March 27, 2023, one home was under contract to sell and nine Amarra Villas homes remain available for sale.

The Saint June. In June 2021, The Saint June, L.P. raised $16.3 million of equity from third-party investors and entered into an approximately $30 million construction loan. Refer to Notes 2 and 6 for additional discussion. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is being built on approximately 36 acres and is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The project is expected to be completed in third-quarter 2023.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in two phases with a focus on health and wellness, sustainability and energy conservation. Phases I and II of the Holden Hills development plan encompass the development of the home sites. We entered into a limited partnership agreement with a third-party equity investor for this project in January 2023, and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. We contributed to the joint venture the Holden Hills land and related personal property at an agreed value of $70.0 million and our 50 percent partner contributed $40.0 million in cash. The partnership distributed $35.8 million in cash to us in connection with these transactions. We expect to consolidate the Holden Hills limited partnership, and the contribution from our partner will be accounted for as a noncontrolling interest.

We and the equity investor have agreed to contribute up to an additional $10 million each to the partnership if called upon by the general partner. The initial and potential additional equity contributions are projected to constitute a sufficient amount of equity capital to develop both Phase I and Phase II of the Holden Hills project. The partnership anticipates securing additional debt financing for the development of Phase II. The construction of homes on the pods or estate lots would require additional capital. We expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure in late 2024. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in late 2024 or 2025. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions. Refer to Note 11 for further discussion.

Section N. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community, adjacent to Holden Hills. We are designing a dense, mid-rise, mixed-use project, with extensive multi-family and retail components, coupled with limited office, entertainment and hospitality uses, surrounded by an extensive greenspace amenity, which is expected to result in a significant increase in development density, as compared to our prior plans.

The Annie B
In September 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Stratus Block 150, L.P. raised $11.7 million in third-party equity capital and entered into a $14.0 million loan to finance part of the costs of land acquisition and budgeted pre-development costs for The Annie B. We continue to work to finalize our development plans with a goal of beginning construction in late 2023 or 2024, subject to obtaining financing and other market conditions. Refer to Notes 2 and 6 for additional discussion.

The Saint George
The Saint George is a luxury wrap-style multi-family project under construction on approximately four acres in north central Austin, with approximately 316 units comprised of studio, one and two bedroom units and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December

2021. We entered into a construction loan for the project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion by mid-2024. Refer to Notes 2 and 6 for further discussion.

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

Kingwood Place
In October 2022, we closed the sale of a 10-acre multi-family tract of land planned for approximately 275 multi-family units for $5.5 million at Kingwood Place, an H-E-B, L.P (H-E-B) grocery anchored, mixed-use project in Kingwood, Texas. In connection with the sale, we made a $5.0 million principal payment on the Kingwood Place construction loan.

Other Residential
In 2022, we sold 28 acres of undeveloped residential land at Magnolia Place, an H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas for $3.2 million. Also, in October 2022, we entered into a contract to sell approximately 11 acres planned for 275 multi-family units in Magnolia Place for $4.3 million, which is currently expected to close by the end of 2023. Upon the anticipated closing of the sale, we would have 18 acres planned for up to 600 multi-family units remaining in Magnolia Place. We continue to evaluate options for the 21-acre multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas. We are also evaluating options for a multi-family project on 35 acres in Lakeway, Texas.

Commercial.  As of December 31, 2022, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,560,810	1,560,810
Circle C	—	—	660,985	660,985
Lantana:
Lantana Place	99,379	—	—	99,379
Tract G07	—	—	160,000	160,000
Magnolia Place	18,582	—	15,000	33,582
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,117	—	104,750	258,867
Kingwood Place	151,855	—	—	151,855
New Caney	—	—	145,000	145,000
The Annie B [b]	—	—	8,325	8,325
Office building in Austin	—	—	7,285	7,285
Total Square Feet	468,426	—	2,750,236	3,218,662
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
b.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”

The discussion below focuses on our recent significant commercial development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Magnolia Place
The retail component of Magnolia Place is currently planned to consist of up to four retail buildings totaling approximately 34,000 square feet and up to nine retail pad sites to be sold or ground leased. The first phase of development consists of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development was substantially completed in 2022, with the exception of certain water supply upgrades and a storm water drainage pond, which are expected to be completed by the end of 2023, and the two retail buildings were turned over to our retail tenants to begin their finish-out process. We sold one retail pad site for $2.3 million in second-quarter 2022 and sold another retail pad site in third-quarter 2022 for $1.1 million, leaving up to seven remaining retail pad sites to be sold or ground leased. H-E-B completed construction and opened its 95,000-square-foot grocery store on an adjoining 18-acre site in fourth-quarter 2022.

In addition to our recent commercial development activity, we also own and operate the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Hood. As of December 31, 2022, we had executed leases for approximately 74 percent of the 44,493-square-foot retail space. During third-quarter 2022, we sold the last remaining pad site for $1.0 million.
•Jones Crossing is our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of December 31, 2022, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,117 square feet. The Jones Crossing site has future development opportunities. As of December 31, 2022, we had approximately 23 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and four retail pad sites.
•Lantana Place is our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of December 31, 2022, we had signed leases for approximately 90 percent of the 99,379-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,855 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and as of December 31, 2022, we had signed leases for approximately 96 percent of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

Refer to Part I, Items 1. and 2. "Business and Properties" for further discussion.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein.

The following table summarizes our operating results (in thousands):

	Years Ended December 31,
	2022	2021
Operating (loss) income:
Real estate operations [a]	$164	$(3,272)
Leasing operations [b]	9,621	111,369
Corporate, eliminations and other [c]	(17,548)	(24,437)
Operating (loss) income	$(7,763)	$83,660
Interest expense, net	$(15)	$(3,193)
Net (loss) income from continuing operations	$(7,077)	$69,457
Net income (loss) from discontinued operations [d]	$96,820	$(6,208)
Net income attributable to common stockholders	$90,426	$57,394
a.Includes sales commissions and other revenues together with related expenses. Includes impairment charges for real estate properties of $0.7 million in 2022 and $1.8 million in 2021.
b.The year 2022 includes a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with the sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion. The year 2021 includes the pre-tax gains on the December 2021 sale of The Santal of $83.0 million and the January 2021 sale of The Saint Mary of $22.9 million.
c.Includes consolidated general and administrative expenses and eliminations of intersegment amounts. The decrease in 2022 from 2021 is primarily the result of $4.0 million incurred for 2021 for consulting, legal and public relation costs for our successful proxy contest and the REIT exploration process in addition to $9.8 million incurred in 2021 for employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal.
d.The year 2022 includes a $119.7 million pre-tax gain on the May 2022 sale of Block 21.
As a result of the sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (refer to Notes 4 and 10). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Years Ended December 31,
	2022	2021
Revenues:
Developed property sales	$5,982	$4,615
Undeveloped property sales	18,620	3,250
Commissions and other	148	601
Total revenues	24,750	8,466
Cost of sales, including depreciation	23,866	9,913
Impairment of real estate	720	1,825
Operating income (loss)	$164	$(3,272)

Developed Property Sales.  The following table summarizes our developed property sales (in thousands):

	Years Ended December 31,
	2022			2021
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Homes	Revenues	Average Cost per Lot/Home
Barton Creek
Amarra Drive:
Amarra Villas homes	2	$5,982	$2,800	—	$—	$—
Phase III lots	—	—	—	3	2,215	299

W Austin Residences at Block 21:
Condominium unit	—	—	—	1	2,400	1,721
Total Residential	2	$5,982		4	$4,615

The increase in revenues from developed property sales for 2022, compared to 2021, reflects the sales of two Amarra Villas homes in 2022. In 2021, revenue included the sales of three developed Phase III lots and the sale of our last condominium unit at the W Austin Hotel & Residences. As of December 31, 2022, two developed Phase III lots remained unsold.

Undeveloped Property Sales. In 2022, we closed $18.6 million of undeveloped property sales consisting of (i) a 10 acre multi-family tract of land in Kingwood Place for $5.5 million, (ii) 28 acres of residential land at Magnolia Place for $3.2 million, (iii) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (iv) a retail pad site at Magnolia Place for $2.3 million, (v) a 0.3 acre tract of land in Austin for $1.6 million, (vi) a retail pad site at Magnolia Place for $1.1 million, (vii) a retail pad site at West Killeen Market for $1.0 million, (viii) a 2.4 acre tract of land in San Antonio for $0.8 million and (ix) a tract of land in Austin for $0.6 million. In 2021, we sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million and a retail pad site at West Killeen Market for $0.8 million.

Real Estate Cost of Sales and Depreciation. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales totaled $23.9 million in 2022 and $9.9 million in 2021. The increase in cost of sales in 2022, compared with 2021, primarily reflects an increase in undeveloped property sales over 2021.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $6.6 million in 2022 and $5.8 million in 2021.

Impairment of Real Estate. During 2022, we recorded impairment charges totaling $720 thousand. These included a $650 thousand impairment charge related to the Amarra Villas and a $70 thousand impairment charge for the multi-family tract of land at Kingwood Place that sold for $5.5 million in October 2022.

During 2021, we recorded impairment charges totaling $1.8 million. These included $700 thousand of impairment charges related to the Amarra Villas, a $625 thousand impairment charge for the multi-family tract of land at Kingwood Place that was sold in 2022 and a $500 thousand impairment charge for an office building in Austin.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Years Ended December 31,
	2022	2021
Rental revenue	$12,754	$19,787
Rental cost of sales, excluding depreciation	4,439	9,030
Depreciation	3,506	5,358
Gain on sales of assets	(4,812)	(105,970)
Operating income	$9,621	$111,369

Rental Revenue.  Rental revenue primarily includes revenue from our retail and mixed-use projects Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market, and until its sale in December 2021, our multi-family project The Santal. The decrease in rental revenue in 2022, compared to 2021, primarily reflects the sale of The Santal in December 2021, partly offset by increased rental revenue at Lantana Place and Kingwood Place. The Santal had rental revenue of $8.7 million in 2021 prior to the sale.

Rental Cost of Sales and Depreciation. Rental costs of sales and depreciation expense decreased in 2022, compared to 2021, primarily as a result of the sale of The Santal.

Gain on Sales of Assets. For 2022, we recognized a gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

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

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 10) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses totaled $17.6 million in 2022 and $24.5 million in 2021. The decrease in general and administrative expenses in 2022, compared to 2021, occurred primarily because in 2021, we incurred $9.8 million in employee incentive compensation costs associated with the PPIP primarily for The Santal project and $4.0 million in consulting, legal and public relation costs for our successful proxy contest and the real estate investment trust exploration process. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by our operating segments.

Non-Operating Results
Interest Expense, Net.  Interest costs (before capitalized interest) totaled $6.6 million in 2022 and $8.7 million in 2021. The decrease in interest costs in 2022, compared with 2021, primarily reflects a reduction in average debt balances, including the repayment of the outstanding balance on the Comerica Bank revolving credit facility and the repayment of The Santal loan partially offset by rising interest rates. All of our debt at December 31, 2022 was variable-rate debt, and for all of such debt other than the Comerica Bank revolving credit facility, the average interest rate increased for 2022 compared to 2021 and may continue to rise in the future if prevailing market interest rates continue to climb. Refer to Note 6 for additional information.

Capitalized interest totaled $6.6 million in 2022 and $5.5 million in 2021, and is primarily related to development activities at Barton Creek (primarily Section N, Holden Hills and Amarra Villas), The Annie B, The Saint George, The Saint June and Magnolia Place.

Net Gain on Extinguishment of Debt. We recorded a net gain of $1.5 million on extinguishment of debt in 2021 primarily associated with the forgiveness of substantially all of our PPP loan in third quarter 2021. This gain was partly offset by losses on the extinguishment of debt associated with the repayment of The Saint Mary construction loan upon the sale of the property in first-quarter 2021 and the refinancing of the Jones Crossing construction loan in second-quarter 2021, which resulted in the write-off of unamortized deferred financing costs.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.4 million in 2022 and $12.6 million in 2021. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $38 thousand at December 31, 2022, and $6.0 million at December 31, 2021. Refer to Note 7 for further discussion of income taxes.

Total Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of loss totaled $0.7 million in 2022 and our partner's share of income totaled $5.9 million in 2021. In 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary.

Discontinued Operations
On May 31, 2022, Stratus completed the sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Stratus’ net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). Stratus recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022 included in net income (loss) from discontinued operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

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

Net income (loss) from discontinued operations totaled $96.8 million in 2022 and $(6.2) million in 2021. The net income for 2022 primarily reflects a $119.7 million pre-tax gain on the sale of Block 21. The net loss in 2021 reflects the negative impacts that the COVID-19 pandemic had on the Hotel and Entertainment operations within our discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $55.3 million in 2022 and $53.6 million in 2021. Expenditures for purchases and development of real estate properties totaled $24.5 million in 2022, primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills, and $52.8 million in 2021, primarily related to the purchase of the land for The Annie B, the purchase of the property for The Saint George and development of our Barton Creek properties, including Amarra Villas. The $62.0 million decrease in accounts payable, accrued liabilities and other in 2022 is primarily related to paying off the income tax liabilities associated with the sale of The Santal and The Saint Mary. During first-quarter 2023, we paid $4.5 million in employee incentive compensation and $4.0 million in property taxes that were accrued at year end.

Investing Activities. Cash provided by investing activities totaled $50.0 million in 2022 and $188.9 million in 2021. During 2022, we received net proceeds from the sale of Block 21 of $105.8 million (excluding the release of reserves previously presented as restricted cash but including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserves for pending claims). During 2021, we received net proceeds from the sales of The Santal and The Saint Mary of $209.9 million.

Capital expenditures totaled $54.8 million for 2022, primarily related to The Saint June, The Saint George and Magnolia Place projects, and $19.6 million for 2021, primarily for The Saint June, Lantana Place and Magnolia Place projects.

Financing Activities. Cash used in financing activities totaled $19.2 million in 2022 and $99.4 million in 2021. During 2022, we had no net borrowings on the Comerica Bank revolving credit facility, compared with net borrowings of $43.3 million for 2021. Net borrowings on other project and term loans totaled $14.3 million in 2022, primarily reflecting borrowings on the Magnolia Place and The Saint June construction loans and Amarra Villas construction credit facility, compared with net repayments of $88.1 million in 2021, primarily reflecting the repayment of The Santal loan and The Saint Mary construction loan upon the sale of those projects. In first-quarter 2023, we paid off the New Caney land loan at its maturity and made a $2.2 million principal payment on the Amarra Villas construction credit facility upon closing of a sale of one of the Amarra Villas homes. Refer to the table “Debt Maturities and Other Contractual Obligations” below for a presentation of our outstanding debt and principal maturities for the years ended December 31, 2023 through 2027 and thereafter.

During 2022, we received contributions from noncontrolling interest owners of $15.0 million, related to The Saint George partnership. No distributions to noncontrolling interest owners were paid during 2022. During 2021, we paid distributions to noncontrolling interest owners of $12.5 million, primarily related to the sale of The Saint Mary, and received contributions from noncontrolling interest owners of $46.3 million, related to The Saint June, The Annie B and The Saint George partnerships. In first-quarter 2023, we received a contribution from noncontrolling interest owner of $40.0 million related to the Holden Hills partnership formation.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Our Board also approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock, which replaced our prior share repurchase program. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of December 31, 2022, we repurchased 294,700 shares of our common stock for a total of $7.9 million at an average price of $26.69. Through March 27, 2023, we have acquired 335,703 shares of our common stock for a total cost of $8.7 million at an average price of $25.93 per share, and $1.3 million remains available for repurchases under the program.

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

Revolving Credit Facility and Other Financing Arrangements
As of December 31, 2022, we had cash and cash equivalents of $37.7 million and restricted cash of $8.0 million. We have taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of our deposits; however, we typically have some cash balances on deposit with banks in excess of FDIC insured limits. Any loss of uninsured deposits could have a material adverse effect on our future financial condition, liquidity and operations.

At December 31, 2022, we had total debt of $123.9 million based on the principal amounts outstanding, compared with $107.9 million at December 31, 2021. Consolidated debt at December 31, 2021 excluded the Block 21 loan of approximately $137 million, which was presented in liabilities held for sale - discontinued operations. Using proceeds from the sale of Block 21, we repaid the outstanding amount under our Comerica Bank revolving credit facility prior to June 30, 2022. At December 31, 2022, we had $49.0 million available under the revolving credit facility. Letters of credit, totaling $11.0 million, have been issued under the revolving credit facility, and secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of December 31, 2022.

In May 2022, we entered into an amendment with Comerica Bank to extend the maturity date of the Comerica Bank revolving credit facility from September 27, 2022 to December 26, 2022, and in November 2022, Comerica Bank extended the maturity date from December 26, 2022 to March 27, 2023. The May 2022 amendment also increased the letter of credit sublimit from $7.5 million to $11.5 million and changed the benchmark rate to the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. In February 2023, the Holden Hills property was removed from the borrowing base for the revolving credit facility, and the maximum amount that could be borrowed was reduced. At March 27, 2023 the maximum amount that could be borrowed under the facility was $53.7 million pursuant to the terms of the loan agreement, resulting in availability of $42.7 million, net of letters of credit committed under the facility. In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025 and increased the floor of the BSBY Rate to 0.50 percent. Pursuant to these amendments, advances under the revolving credit facility bear interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. Refer to Note 6 for additional discussion.

In February 2023, our subsidiary Holden Hills, L.P. entered into a $26.1 million loan agreement with Comerica Bank due February 8, 2026 to finance the development of Phase I of the Holden Hills project. Refer to Note 11 for further discussion.

Our debt agreements require compliance with specified financial covenants. The Magnolia Place construction loan includes a requirement that we maintain liquid assets, as defined in the agreements, of not less than $7.5 million. The Jones Crossing loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $2 million. The New Caney land loan and The Saint June construction loan include a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Comerica Bank revolving credit facility, the Lantana Place construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, the New Caney land loan, The Saint June construction loan, the Magnolia Place construction loan, The Annie B land loan, The Saint George construction loan and the Holden Hills construction loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank revolving credit facility, the Amarra Villas credit facility, the Kingwood Place construction loan, The Annie B land loan, The Saint George construction loan and the Holden Hills construction loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of not more than 50 percent. The West Killeen Market construction loan, the Jones Crossing loan and the Lantana Place construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of December 31, 2022, we were in compliance with all of our financial covenants; however our Jones Crossing project did not pass the debt service coverage ratio test under the Jones Crossing loan. The debt service coverage ratio under the Jones Crossing loan is not a financial covenant; however to avoid a “Cash Sweep,” as defined in the loan agreement, Stratus made a $231 thousand principal payment on the Jones Crossing loan in February 2023 to regain compliance with the debt service coverage ratio requirement.

Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and the Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with the special cash dividend and share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

Of the $37.7 million in consolidated cash and cash equivalents at December 31, 2022, $7.7 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Jones Crossing loan guarantees, which is generally limited to non-recourse carve-out obligations. Refer to Note 6 for additional discussion.

Our construction loans typically permit advances only in accordance with budgeted allocations and subject to specified conditions, and require lender consent for changes to plans and specifications exceeding specified amounts. If the lender deems undisbursed proceeds insufficient to meet costs of completing the project, the lender may decline to make additional advances until the borrower deposits with the lender sufficient additional funds to cover the deficiency the lender deems to exist. The inability to satisfy a condition to receive advances for a specified time period after lender’s refusal, or the failure to complete a project by a specified completion date, may be an event of default, subject to exceptions for force majeure.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2022 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Comerica Bank revolving credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	—	24,500		—	24,500
The Annie B land loan [b]	14,000	—	—	—	—	—	14,000
New Caney land loan [c]	4,050	—	—	—	—	—	4,050
Construction loans:
Kingwood Place [d]	27,617	—	—	—	—	—	27,617
Lantana Place	108	277	300	321	20,873	—	21,879
The Saint June	—	14,150	—	—	—	—	14,150
West Killeen Market	68	72	5,176	—	—	—	5,316
Magnolia Place	—	7,013	—	—	—	—	7,013
Amarra Villas credit facility [e]	—	5,366	—	—	—	—	5,366
Total	$45,843	$26,878	$5,476	$24,821	$20,873	$—	$123,891
a.In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025. Refer to Note 6 for further information.
b.In March 2023, we extended the maturity date of this loan to March 1, 2024.
c.In March 2023, we repaid this loan.
d.The maturity date is December 6, 2023. We have the option to extend the maturity date for one additional 12-month period, subject to certain debt service coverage conditions.
e.In March 2023, we made a $2.2 million principal payment on this credit facility upon the closing of a sale of one of the Amarra Villas homes.

As discussed above, in February 2023, we entered into the Holden Hills construction loan for $26.1 million due February 8, 2026. Refer to Note 11 for further discussion.

We had firm commitments totaling approximately $75 million at December 31, 2022 related to Amarra Villas, Magnolia Place, The Saint June and The Saint George development projects. In addition, commitments for construction of the first phase of Holden Hills total approximately $40 million, including the Tecoma Improvements. We have construction loans, as well as remaining equity capital contributed to The Saint George and Holden Hills limited partnerships, in place to fund these commitments except for 60 percent of the cost of the Tecoma Improvements, or approximately $9 million, for which Stratus has agreed to reimburse the Holden Hills limited partnership. Refer to Items 1. and 2. Business and Properties and Note 11 for further discussion of the Holden Hills project and the Tecoma Improvements. Refer to Note 9 for further discussion of future cash requirements.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. For our development projects with firm commitments, we have construction loans, as well as remaining equity capital allocated to the project, in place to fund the projected cash outlays for these projects over the next 12 months. Our stabilized commercial properties are projected to generate positive cash flow after debt service over the next 12 months. For other projected pre-development costs, much of which are discretionary, and for projected general and administrative expenses, we have cash on hand and availability under our revolving credit facility (which was recently extended to March 27, 2025, as stated above) in amounts expected to be sufficient to fund these costs. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main source of revenue and cash flow is expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time, No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 and “Risk Factors” included in Part I, Item 1A. for further discussion.

Our ability to meet our cash obligations over the longer term will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control.

NEW ACCOUNTING STANDARDS

No new accounting pronouncements adopted or issued by the Financial Accounting Standards Board had or may have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impact of inflation and interest rate changes, supply chain constraints and tightening bank credit, our ability to meet our future debt service and other cash obligations, future cash flows and liquidity, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, the impacts of the ongoing COVID-19 pandemic and any future major public health crisis, and future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes and the cost of building materials and labor, increases in inflation and interest rates, supply chain constraints, tightening bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax and business conditions, including as a result of the war in Ukraine, or potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, the failure of any bank in which we deposit our funds, the ongoing COVID-19 pandemic and any future major public health crisis, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stratus Properties Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stratus Properties Inc. and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment on long-lived assets - Refer to Notes 1 and 3 to the consolidated financial statements

The Company’s long-lived assets consist primarily of held for sale real estate assets of $1,773,000, real estate under development of $239,278,000, real estate held for investment, net of $92,377,000 and land available for development of $39,855,000. The real estate assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Company’s undiscounted cash flows are subjective and are based, in part, on estimates and assumptions such as real estate prices, sales pace, sales and marketing costs, infrastructure development costs and capitalization rates. In the event a property’s carrying amount is not recoverable, the Company determines fair value based on appraised values, adjusted for estimated costs to sell. Evaluation of appraisals is subjective and is based, in part, on estimates and assumptions such as real estate prices, market rental rates, capitalization rates, and discount rates that could differ materially from actual results.

Significant judgment is exercised by management in evaluating the recoverability and fair value of the long-lived assets noted above. Given these factors, the related audit effort in evaluating these management judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted cash flow analyses and appraisals included, among other things, the following:
–We obtained an understanding and evaluated the design of internal controls over management’s evaluation of the recoverability of the carrying amount of long-lived assets based on undiscounted cash flows and the measurement of impairment based on fair value estimates derived from appraisals less estimated costs to sell.
–We evaluated the reasonableness of significant assumptions in the undiscounted cash flow analyses and appraisals, including estimates of real estate prices, market rental rates, capitalization rates, and discount rates, for properties with impairment indicators. In addition, we tested the mathematical accuracy of the undiscounted cash flow analyses.
–We evaluated the reasonableness of management’s undiscounted cash flow analyses by comparing management’s projections to earlier projections for the same property, current year results of similar properties, and external market sources.
–We evaluated whether the assumptions in any of the analyses above were consistent with evidence obtained in other areas of the audit.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Stratus Properties Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2021, and the related consolidated statement of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BKM Sowan Horan, LLP

We have served as the Company’s auditor since 2010.

Austin, Texas
March 31, 2022

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$37,666	$24,229
Restricted cash	8,043	18,294
Real estate held for sale	1,773	1,773
Real estate under development	239,278	181,224
Land available for development	39,855	40,659
Real estate held for investment, net	92,377	90,284
Lease right-of-use assets	10,631	10,487
Deferred tax assets	38	6,009
Other assets	15,479	17,214
Assets held for sale, including discontinued operations	—	151,053
Total assets	$445,140	$541,226

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$15,244	$14,118
Accrued liabilities, including taxes	7,049	22,069
Debt	122,765	106,648
Lease liabilities	14,848	13,986
Deferred gain	3,519	4,801
Other liabilities	9,642	17,894
Liabilities held for sale, including discontinued operations	—	153,097
Total liabilities	173,067	332,613

Commitments and contingencies (Notes 7 and 9)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized, 9,439 and 9,388 shares issued, respectively and 7,991 and 8,245 shares outstanding, respectively	94	94
Capital in excess of par value of common stock	195,773	188,759
Retained earnings (accumulated deficit)	41,452	(8,963)
Common stock held in treasury, 1,448 shares and 1,143 shares at cost, respectively	(30,071)	(21,753)
Total stockholders’ equity	207,248	158,137
Noncontrolling interests in subsidiaries	64,825	50,476
Total equity	272,073	208,613
Total liabilities and equity	$445,140	$541,226
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2022	2021
Revenues:
Real estate operations	$24,744	$8,449
Leasing operations	12,754	19,787
Total revenues	37,498	28,236
Cost of sales:
Real estate operations	23,761	9,733
Leasing operations	4,439	9,030
Depreciation and amortization	3,586	5,449
Total cost of sales	31,786	24,212
General and administrative expenses	17,567	24,509
Impairment of real estate	720	1,825
Gain on sales of assets	(4,812)	(105,970)
Total	45,261	(55,424)
Operating (loss) income	(7,763)	83,660
Interest expense, net	(15)	(3,193)
Net gain on extinguishment of debt	—	1,529
Other income, net	1,103	65
Net (loss) income before income taxes and equity in unconsolidated affiliate's loss	(6,675)	82,061
Provision for income taxes	(389)	(12,577)
Equity in unconsolidated affiliate's loss	(13)	(27)
Net (loss) income from continuing operations	(7,077)	69,457
Net income (loss) from discontinued operations	96,820	(6,208)
Net income and total comprehensive income	89,743	63,249
Total comprehensive loss (income) attributable to noncontrolling interests	683	(5,855)
Net income and total comprehensive income attributable to common stockholders	$90,426	$57,394

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.78)	$7.72
Discontinued operations	11.77	(0.75)
	$10.99	$6.97

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.78)	$7.65
Discontinued operations	11.77	(0.75)
	$10.99	$6.90

Weighted-average shares of common stock outstanding:
Basic	8,228	8,236
Diluted	8,228	8,313

Dividends declared per share of common stock	$4.67	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2022	2021
Cash flow from operating activities:
Net income	$89,743	$63,249
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,586	9,964
Cost of real estate sold	15,596	4,056
Impairment of real estate	720	1,825
Gain on sale of discontinued operations	(119,695)	—
Gain on sales of assets	(4,812)	(105,970)
Net gain on extinguishment of debt	—	(1,529)
Debt issuance cost amortization and stock-based compensation	2,824	2,007
Equity in unconsolidated affiliates’ loss	13	27
Deferred income taxes	5,971	(5,965)
Purchases and development of real estate properties	(24,454)	(52,772)
Write-off of capitalized hotel remodel costs	—	287
Decrease (increase) in other assets	3,805	(2,212)
(Decrease) increase in accounts payable, accrued liabilities and other	(28,557)	33,423
Net cash used in operating activities	(55,260)	(53,610)

Cash flow from investing activities:
Capital expenditures	(54,813)	(19,562)
Proceeds from sale of discontinued operations	105,813	—
Proceeds from sales of assets	—	209,947
Payments on master lease obligations	(989)	(1,501)
Other, net	(8)	56
Net cash provided by investing activities	50,003	188,940

Cash flow from financing activities:
Borrowings from revolving credit facility	30,000	39,700
Payments on revolving credit facility	(30,000)	(83,004)
Borrowings from project loans	33,163	42,661
Payments on project and term loans	(18,831)	(130,723)
Payment of dividends	(38,693)	—
Finance lease principal paydown	(4)	—
Stock-based awards net payments	(452)	(132)
Distributions to noncontrolling interests	—	(12,529)
Purchases of treasury stock	(7,866)	—
Noncontrolling interests' contributions	15,032	46,300
Financing costs	(1,522)	(1,647)
Net cash used in financing activities	(19,173)	(99,374)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,430)	35,956
Cash, cash equivalents and restricted cash at beginning of year	70,139	34,183
Cash, cash equivalents and restricted cash at end of year	$45,709	$70,139
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Number of Shares	At Cost	Total	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Vested stock-based awards	30	—	25	—	—	—	25	—	25
Stock-based compensation	—	—	795	—	—	—	795	—	795
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,529)	(12,529)
Noncontrolling interests' contributions	—	—	—	—	—	—	—	46,300	46,300
Total comprehensive income	—	—	—	57,394	—	—	57,394	5,855	63,249
Balance at December 31, 2021	9,388	94	188,759	(8,963)	1,143	(21,753)	158,137	50,476	208,613
Common stock repurchases	—	—	—	—	294	(7,866)	(7,866)	—	(7,866)
Cash dividend	—	—	—	(40,011)	—	—	(40,011)	—	(40,011)
Vested stock-based awards	51	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	1,716	—	—	—	1,716	—	1,716
Grant of RSUs under the PPIP	—	—	5,292	—	—	—	5,292	—	5,292
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Noncontrolling interests' contributions	—	—	—	—	—	—	—	15,032	15,032
Total comprehensive income (loss)	—	—	—	90,426	—	—	90,426	(683)	89,743
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management, leasing and sale of multi-family and single-family residential real estate properties and commercial properties in the Austin, Texas area and other select markets in Texas. The real estate and leasing operations of Stratus are conducted primarily through its subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is determined to be the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Concentration of Risks.  Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an effect on Stratus’ business, results of operations and financial condition. Stratus has taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of its cash deposits; however it typically has some cash balances on deposit with banks in excess of FDIC-insured limits.

Use of Estimates.  The preparation of Stratus’ financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred income taxes and related valuation allowances; income taxes; allocation of certain indirect costs; profit pools under the Profit Participation Incentive Plan (PPIP) and the Long-Term Incentive Plan (LTIP); and asset lives for depreciation. Actual results could differ from those estimates.

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

Restricted cash. Stratus' restricted cash of $8.0 million is comprised of bank deposits and at December 31, 2022 primarily consists of $6.9 million of post-closing escrow amounts from the sale of Block 21 in May 2022 to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims.

Real Estate.  Real estate held for investment is stated at cost, less accumulated depreciation. Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs incurred through the development stage.

Real estate under development and land available for development are stated at cost. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for use or sale. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs including property taxes are capitalized for properties currently under development. Stratus capitalizes improvements that increase the value of properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $3.8 million at December 31, 2022 and $3.6 million at December 31, 2021.

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

	Years Ended December 31,
	2022	2021
Depreciation and amortization	$3,586	$5,449
Leasing operations	4,439	9,030
Cost of developed property sales	5,601	2,617
Cost of undeveloped property sales	11,524	1,671
Project expenses and allocation of overhead costs (see below)	6,611	5,758
Other, net	25	(313)
Total cost of sales	$31,786	$24,212

Allocation of Overhead Costs.  Stratus allocates a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain employees worked in the related areas (i.e. costs of construction and development activities are capitalized to real estate under development, and costs of project management, sales and marketing activities are charged to expense as cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as rent, office supplies, insurance, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as all salaries and costs related to its Chief Executive Officer and Chief Financial Officer.

Advertising Costs.  Advertising costs are charged to expense as incurred and are included as a component of cost of sales. Advertising costs totaled $0.5 million in 2022 and $0.4 million in 2021.

Income Taxes.  Stratus accounts for deferred income taxes under an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by currently enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income or loss in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. Refer to Note 7 for further discussion.

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

	Years Ended December 31,
	2022	2021
Net (loss) income from continuing operations	$(7,077)	$69,457
Net income (loss) from discontinued operations	96,820	(6,208)
Net income	$89,743	$63,249
Net income (loss) attributable to noncontrolling interests	683	(5,855)
Net income attributable to common stockholders	$90,426	$57,394

Basic weighted-average shares of common stock outstanding	8,228	8,236
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	77
Diluted weighted-average shares of common stock outstanding	8,228	8,313

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$(0.78)	$7.72
Discontinued operations	11.77	(0.75)
Basic net income per share attributable to common stockholders	$10.99	$6.97

Diluted net income(loss) per share attributable to common stockholders:
Continuing operations	$(0.78)	$7.65
Discontinued operations	11.77	(0.75)
Diluted net income per share attributable to common stockholders	$10.99	$6.90
a.Excludes approximately 295 thousand shares in 2022 of common stock associated with RSUs that were anti-dilutive as a result of the net loss from continuing operations. Excludes 5 thousand shares associated with RSUs that were anti-dilutive in 2021.
Stock-Based Compensation.  Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of RSUs is based on Stratus’ stock price on the date of grant. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. The awards are amortized on a straight-line basis over the estimated service period.

Stratus may grant RSUs that settle in cash to employees and nonemployees under the PPIP. The value of these awards in excess of the liability amount, if any, as of the date of the valuation event is amortized on a straight-line basis over the estimated service period. Refer to Note 8 for further discussion.

Related Party Transactions. Refer to Notes 2 and 4 for discussion of LCHM Holdings, LLC (LCHM), its manager, and JBM Trust, which are related parties as a result of LCHM’s representation on Stratus’ Board of Directors (Board). LCHM and JBM Trust have invested in certain of Stratus' limited partnerships.

Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the PPIP and the LTIP. In 2022, he received $20 thousand as an annual incentive award for 2021 and a $135 thousand cash bonus related to payouts for development projects under the PPIP. As of December 31, 2022, the employee has two outstanding awards under the PPIP. Refer to Note 8 for discussion of the PPIP. Payments to Whitefish Partners for the consultant's consulting services and expense reimbursements totaled $122 thousand during 2021.

NOTE 2. LIMITED PARTNERSHIPS
The Saint George Apartments, L.P. In November 2021, The Saint George Apartments, L.P. (The Saint George partnership), a Texas limited partnership and subsidiary of Stratus, was formed to purchase land and develop, construct and lease The Saint George, a 316-unit luxury wrap-style multi-family project in Austin. In December 2021, The Saint George partnership purchased the land for the project for $18.5 million. In December 2021, an unrelated equity investor contributed $18.3 million to The Saint George partnership for a 90.0 percent interest. In July 2022, The Saint George Apartments, L.P. entered into a construction loan agreement. Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus until certain conditions are met. Refer to Note 6 for further discussion of the loan agreement. In connection with closing the construction financing, Stratus made an additional capital contribution of $1.7 million and the unaffiliated Class B limited partner made an additional capital contribution of $15.0 million, bringing Stratus’ total capital contributions to $3.7 million (consisting of pursuit costs and $2.2 million in cash) and the Class B limited partner’s total capital contributions to $33.4 million. Stratus has a 10.0 percent interest in The Saint George partnership. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved.

The Saint George partnership is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner will manage The Saint George partnership in exchange for an asset management fee of $300 thousand per year beginning two years after construction of The Saint George, and will earn a development management fee of 4.0 percent of certain construction costs for The Saint George. The limited partnership agreement contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests. Transfers of interests in the partnership are subject to substantial restrictions.

Stratus Block 150, L.P. In September 2021, Stratus Block 150, L.P., a Texas limited partnership and a subsidiary of Stratus, completed financing transactions from which a portion of the proceeds were used to purchase the land for Block 150, now known as The Annie B, a proposed luxury multi-family high-rise development in downtown Austin, Texas. The proceeds will also be used to fund predevelopment costs of the project. These financing transactions included (i) a $14.0 million land loan and (ii) $11.7 million from the sale of Class B limited partnership interests in a private placement offering, along with $3.9 million in cash and pursuit costs contributed by wholly owned subsidiaries of Stratus. The Annie B land loan is secured by The Annie B project and guaranteed by Stratus until certain conditions are met. Refer to Note 6 for further discussion of the land loan.

In first-quarter 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of December 31, 2022, Stratus holds, in the aggregate, a 31.0 percent indirect equity interest in Stratus Block 150, L.P. No individual Class B limited partner has an equity interest greater than 25.0 percent. One of the participants in the private placement offering, JBM Trust, which purchased a limited partnership interest initially representing a 5.9 percent equity interest in Stratus Block 150, L.P., has a trustee who also serves as sole manager of LCHM.

Stratus Block 150, L.P. is governed by a limited partnership agreement between Stratus and the equity investors, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. Stratus plans to capitalize The Annie B in a two-phase process consisting of the initial land partnership phase and potentially followed by a development partnership phase. No asset management fee will be paid to the general partner during the land partnership phase. If the general partner determines to proceed with the development partnership phase, the general partner would continue to manage Stratus Block 150, L.P. and would begin to receive an asset management fee to be agreed on at that time. During the development partnership phase, the general partner would receive a development management fee of approximately 4 percent of certain construction costs for The Annie B. Transfers of interests in the partnership are subject to substantial restrictions. If a change of control of Stratus occurs as defined in the limited partnership agreement, each Class B limited partner has a put right to require Stratus to purchase all but not less than all of its interests for a price generally providing a cumulative 10 percent annual return on capital contributions.

The Saint June, L.P. In June 2021, The Saint June, L.P., a Texas limited partnership and a subsidiary of Stratus, entered into a construction loan to develop The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development of the Barton Creek community in Austin, Texas. The loan is secured by The Saint June project and is guaranteed by Stratus until certain conditions are met. Refer to Note 6 for further discussion of this loan.

In July 2021, an unrelated equity investor contributed $16.3 million to The Saint June, L.P. partnership for a 65.87 percent interest. Stratus has a 34.13 percent interest in The Saint June, L.P. following its contribution of land, development costs and $1.1 million of cash. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved.

The Saint June, L.P. is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner will manage The Saint June, L.P. in exchange for an asset management fee of $210 thousand per year beginning two years after construction of The Saint June, which began in July 2021, and will earn a development management fee of 4.0 percent of certain construction costs for The Saint June. The limited partnership agreement contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests. Transfers of interests in the partnership are subject to substantial restrictions.

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

Kingwood, L.P. is governed by a limited partnership agreement between Stratus and the equity investors, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner manages the Kingwood, L.P., in exchange for an asset management fee of $283 thousand per year and earns a development management fee of 4.0 percent of certain construction costs for Kingwood Place. Transfers of interests in the partnership are subject to substantial restrictions.

In December 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which superseded and replaced the land acquisition loan agreement discussed above and provided for a loan totaling $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place, which was subsequently modified and increased to $35.4 million in January 2020 (refer to Note 6 for further discussion). Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus until certain conditions are met. The remaining 30 percent of the project’s cost (totaling approximately $15 million) was funded by borrower equity, contributed by Stratus and private equity investors.

In October 2019, Stratus acquired an unrelated equity investor's 33.33 percent interest in Kingwood, L.P. for $5.8 million. Following the acquisition, Stratus has a 60.0 percent interest in the Kingwood, L.P. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved.

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George partnership, Stratus Block 150, L.P., The Saint June, L.P. and the Kingwood, L.P. are VIEs and that Stratus is the primary beneficiary. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

The cash and cash equivalents held at these limited partnerships are subject to restrictions on distribution to the parent company pursuant to project loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands).

	December 31,
	2022	2021
Assets: [a]
Cash and cash equivalents	$7,744	$6,177
Restricted cash	—	11,809
Real estate under development	107,258	62,692
Land available for development	5,970	7,641
Real estate held for investment, net	30,720	31,399
Other assets	4,455	3,132
Total assets	156,147	122,850
Liabilities: [b]
Accounts payable and accrued liabilities	12,563	5,499
Debt	55,305	46,096
Total liabilities	67,868	51,595
Net assets	$88,279	$71,255
a.Substantially all of the assets are available to settle obligations of only the partnerships.
b.All of the debt is guaranteed by Stratus until certain conditions are met in the individual partnership loan agreements. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus.

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2022	2021
Real estate held for sale:
Developed lots	$1,773	$1,773

Real estate under development:
Acreage, multi-family units, commercial square footage and homes	239,278	181,224

Land available for development:
Undeveloped acreage and vacant office building for future renovation	39,855	40,659

Real estate held for investment:
Kingwood Place	34,239	33,979
Lantana Place	30,284	30,283
Jones Crossing	25,032	25,239
West Killeen Market	10,192	10,237
Magnolia Place	5,761	—
Furniture, fixtures and equipment	491	730
Total	105,999	100,468
Accumulated depreciation	(13,622)	(10,184)
Total real estate held for investment, net	92,377	90,284
Total real estate, net	$373,283	$313,940

Real estate held for sale. Developed lots include individual tracts of land that have been developed and permitted for residential use. As of December 31, 2022, Stratus owned two developed lots.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction. Stratus' real estate under development as of December 31, 2022 increased from December 31, 2021, primarily as a result of the development costs for The Saint June, The Saint George and Amarra Villas projects.

Real estate under development also includes The Villas at Amarra Drive (Amarra Villas), a 20-unit residential project within the Amarra development. During 2021, Stratus recorded a $700 thousand impairment charge for the Amarra Villas homes because the estimated total project costs and costs of sale for two of the homes under construction exceed their contract sale prices, as Stratus was required to retain a new general contractor during the course of construction and after entering into the sales contracts for the two homes. Stratus recorded an additional $650 thousand impairment charge in third-quarter 2022.

In November 2017, the city of Magnolia and the state of Texas approved the creation of a municipal utility district (MUD) which provides an opportunity for Stratus to recoup certain road and utility infrastructure costs incurred in connection with the development of Magnolia Place. Real estate held for investment as of December 31, 2022, includes approximately $12 million of costs eligible for reimbursement by the Magnolia MUD.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2022 included land permitted for residential and commercial development and vacant pad sites at Jones Crossing and Kingwood Place.
Included in land available for development is an office building in Austin, Texas that Stratus had purchased with the intent to renovate. During 2021 and in connection with Stratus' evaluation of properties for indication of impairment, the estimated net undiscounted future cash flows from this property were less than its carrying value, and Stratus recorded a $500 thousand impairment charge to reduce its carrying value to its estimated fair value.
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

Real estate held for investment. The Kingwood Place project includes 151,855 square-feet of commercial space anchored by an H-E-B grocery store and leased pad sites. The Lantana Place project includes 99,379 square feet for the first retail phase. The Jones Crossing project includes 154,117 square-feet for the first phase of the retail component of an H-E-B-anchored, mixed-use development. The West Killeen Market project includes 44,493 square-feet of commercial space adjacent to a 90,000 square-foot H-E-B grocery store. The Magnolia Place project includes 18,582 square feet in the first phase of the retail component of an H-E-B-shadow anchored, mixed-used development.

Capitalized interest. Stratus recorded capitalized interest of $6.6 million in 2022 and $5.5 million in 2021.

NOTE 4. ASSET SALES
Block 21 - Discontinued Operations. On May 31, 2022, Stratus completed the sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Stratus’ net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). Stratus recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022 included in net income (loss) from discontinued operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statements of comprehensive income because the disposal represents a strategic shift that had a major effect on operations and presented the assets and liabilities of Block 21 as held for sale - discontinued operations in the consolidated balance sheets for all periods presented. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

The carrying amounts of Block 21's major classes of assets and liabilities in the consolidated balance sheet at December 31, 2021, follow (in thousands):

Assets:
Cash and cash equivalents	$9,172
Restricted cash [a]	18,444
Real estate held for investment, net	120,452
Other assets	2,985
Total assets held for sale	$151,053
Liabilities:
Accounts payable and accrued liabilities, including taxes	$6,200
Debt	136,684
Other liabilities	10,213
Total liabilities held for sale	$153,097
a.Most restricted cash was received by Ryman upon the closing of the sale.

Block 21's results of operations, presented as net income (loss) from discontinued operations in Stratus' consolidated statements of comprehensive income follow (in thousands):

	Years Ended December 31,
	2022	2021
Revenues: [a]
Hotel	$12,653	$18,310
Entertainment	10,004	12,929
Leasing operations and other	932	1,479
Total revenue	23,589	32,718
Cost of Sales:
Hotel	8,869	15,784
Entertainment	7,472	10,482
Leasing operations and other	710	872
Depreciation [b]	—	4,515
Total cost of sales	17,051	31,653
General and administrative expenses	337	735
Gain on sale of assets	(119,695)	—
Operating income	125,896	330
Interest expense, net	(3,236)	(7,972)
Provision for income taxes	(25,840)	1,434
Net income (loss) from discontinued operations	$96,820	$(6,208)
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $0.5 million in 2022 and $1.2 million in 2021.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in December 2021.

Capital expenditures associated with discontinued operations totaled $0.2 million in 2022 and $0.5 million in 2021.

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

The Santal had rental revenue of $8.7 million in 2021. Interest expense related to The Santal loan was $3.0 million in 2021.

The Saint Mary. In January 2021, The Saint Mary, L.P., a consolidated Texas limited partnership in which Stratus holds an aggregate 57 percent indirect equity interest, sold The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community in Austin, Texas for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, Stratus received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. Stratus recognized a pre-tax gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in 2021. Stratus also recognized a $63 thousand loss on extinguishment of debt in 2021 related to the repayment of The Saint Mary construction loan. In connection with the sale, The Saint Mary, L.P. distributed $1.7 million each to LCHM and JBM Trust.

The Saint Mary had rental revenue of $0.1 million in 2021 prior to the sale. Interest expense on The Saint Mary construction loan was less than $0.1 million in 2021.

Kingwood Place Land Sale. In September 2021, Stratus entered into a contract to sell the multi-family tract of land at Kingwood Place, which was planned for approximately 275 multi-family units, for $5.5 million. The sale closed in October 2022. Upon entering into the contract, Stratus recorded a $625 thousand impairment charge in third-quarter 2021 to reduce the carrying value of the land to its fair value based on the contractual sale price less estimated selling costs. In third-quarter 2022, Stratus recorded a $70 thousand impairment charge due to selling costs in excess of the previous estimate.
Amarra Villas. In February 2021, Stratus entered into a contract to sell one of the Amarra Villas homes. The sale closed in March 2023 for $2.5 million. Stratus recorded a $650 thousand impairment charge in third-quarter 2022 because the estimated total project costs and costs of sale for the home under construction exceeded its contractual sale price. In fourth-quarter 2022, we sold another Amarra Villas home for $3.6 million.

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

A summary of the carrying amount and fair value of Stratus’ other financial instruments follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$122,765	$124,575	$106,648	$108,091

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2022	2021
Comerica Bank revolving credit facility,
average interest rate of 4.97% in 2022 and 5.00% in 2021	$—	$—
Jones Crossing loan,
average interest rate of 3.85% in 2022 and 2.40% in 2021	24,143	24,042
The Annie B land loan,
average interest rate of 4.67% in 2022 and 3.50% in 2021	13,969	13,847
New Caney land loan,
average interest rate of 4.06% in 2022 and 3.11% in 2021	4,047	4,496
Paycheck Protection Program loan,
fixed interest rate of 1.00% in 2021	—	156
Construction loans:
Kingwood Place construction loan,
average interest rate of 4.06% in 2022 and 2.61% in 2021	27,507	32,249
Lantana Place construction loan,
average interest rate of 4.18% in 2022 and 3.00% in 2021	21,782	22,098
The Saint June construction loan,
average interest rate of 5.89% in 2022	13,829	—
Magnolia Place construction loan,
average interest rate of 5.12% in 2022 and 3.50% in 2021	6,816	2,077
West Killeen Market construction loan,
average interest rate of 4.45% in 2022 and 3.00% in 2021	5,306	6,078
Amarra Villas credit facility,
average interest rate of 5.10% in 2022 and 3.10% in 2021	5,366	1,605
Total debt [a]	$122,765	$106,648
a. Includes net reductions for unamortized debt issuance costs of $1.1 million at December 31, 2022, and $1.2 million at December 31, 2021.

Comerica Bank revolving credit facility.  Using proceeds from the sale of Block 21, Stratus repaid the outstanding amount under its Comerica Bank revolving credit facility in June 2022. As of December 31, 2022, Stratus had $49.0 million available under the revolving credit facility. Letters of credit, totaling $11.0 million, have been issued under the revolving credit facility, and secure the company’s obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In May 2022, Stratus and Comerica Bank entered into an amendment to increase the letter of credit sublimit from $7.5 million to $11.5 million and change the benchmark rate to the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. In February 2023, the Holden Hills property was removed from the borrowing base for the revolving credit facility, and the maximum amount that could be borrowed was reduced. At March 27, 2023 the maximum amount that could be borrowed under the facility was $53.7 million pursuant to the terms of the loan agreement, resulting in availability of $42.7 million, net of letters of credit committed against the facility. The borrowing base limitation, as defined in the facility, is no more than 50 percent of the fair market value (primarily determined by appraisals) of the collateral assets, and the maximum amount that may be borrowed is determined by applying specified percentages to different types of collateral, with the largest category as of December 31, 2022 and 2021 consisting of unimproved real property which has a limitation of 35 percent of fair market value. In March 2023, Stratus entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025, and increased the BSBY Rate floor to 0.50 percent. As amended, advances under the revolving credit facility bear interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. The loan is secured by substantially all assets that are not subject to a separate project loan agreement. The loan agreement requires Stratus to maintain a net asset value, as defined in the loan agreement, of $125 million and an aggregate debt-to-gross asset value of not more than 50 percent. Comerica Bank’s prior written consent is required for any common stock repurchases in excess of $1.0 million or any dividend payments.

Jones Crossing loan. In June 2021, a Stratus wholly-owned subsidiary entered into a $24.5 million loan with Regions Bank (the Jones Crossing loan). Of the proceeds from the Jones Crossing loan, $22.2 million was used to repay in full the original Jones Crossing construction loan. The repayment of the Jones Crossing construction loan resulted in Stratus recognizing a $163 thousand loss on the early extinguishment of debt representing the write-off of unamortized debt issuance costs related to the construction loan.

The Jones Crossing loan has a maturity date of June 17, 2026, and bears interest at LIBOR plus 2.25 percent (or, if applicable, a replacement rate), provided LIBOR shall not be less than 0.15 percent. Payments of interest only on the Jones Crossing loan are due monthly through the term of the loan with the outstanding principal due at maturity. If the debt service coverage ratio falls below 1.15 to 1.00 for any fiscal quarter beginning with the quarter ending September 30, 2022, a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary. The debt service coverage ratio fell below 1.15 to 1.00 in fourth-quarter 2022, and the Jones Crossing subsidiary made a $231 thousand principal payment in February 2023 on the Jones Crossing loan to bring the debt service coverage ratio back above 1.15 to 1.00, and a “Cash Sweep Period” did not occur. The Jones Crossing loan is secured by the Jones Crossing project, and Stratus has provided a guaranty limited to non-recourse carve-out obligations and environmental indemnification. In addition, any default under the ground leases, which grant Stratus the right to occupy the Jones Crossing property, would trigger the carve-out guaranty. The Jones Crossing loan contains certain financial covenants, including a requirement that Stratus maintain liquid assets of at least $2.0 million.

The Annie B land loan. In September 2021, Stratus Block 150, L.P. entered into an 18-month, $14.0 million land loan with Comerica Bank to acquire the land for The Annie B project (The Annie B land loan). The loan was set to mature March 1, 2023, and bore interest at LIBOR (with a floor of 0.50 percent) plus 3.00 percent. Payments of interest only on the loan were due monthly through February 2023, with the outstanding principal due at maturity. The Annie B land loan is guaranteed by Stratus and secured by The Annie B project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50 percent and places certain restrictions on distributions from the partnership to its partners, including Stratus. The Annie B land loan requires Comerica Banks’ prior written consent for any Stratus common stock repurchases in excess of $1.0 million or any dividend payments. In February 2023, Stratus entered into a modification agreement that extended the maturity date of the loan to March 1, 2024, and changed the interest rate to the BSBY Rate (with a floor of 0.50 percent) plus 3.00 percent. In connection with the modification agreement, Stratus Block 150, LP, escrowed an interest reserve of $0.6 million with the lender.

New Caney land loan. In March 2019, a Stratus wholly-owned subsidiary entered into a $5.0 million land loan with Texas Capital Bank. Proceeds from the loan were used to fund the acquisition of H-E-B's portion of the New Caney partnership in which Stratus and H-E-B purchased a tract of land for the future development of an H-E-B-anchored mixed-use project in New Caney, Texas. In March 2021, Stratus exercised its option to extend the loan for an additional 12 months to March 8, 2022, which required a principal payment of $0.5 million. In March 2022, Stratus extended the loan for an additional 12 months to March 8, 2023, which required two principal payment of $0.2 million, one in March 2022 and one in September 2022. Stratus also entered into an amendment to the New Caney land loan to convert the benchmark rate from LIBOR to the Term Secured Overnight Financing Rate (SOFR). As amended the loan bore interest at Term SOFR plus 3.00 percent. Borrowings were secured by the New Caney land and were guaranteed by Stratus. The loan agreement contained financial covenants including a requirement that Stratus maintain a net asset value of $125.0 million and unencumbered liquid assets of no less than $10.0 million. This loan was repaid at its maturity in March 2023.

Paycheck Protection Program loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. The PPP loan bore interest at 1.00 percent and matured April 15, 2022, except for the portion that was forgiven. Stratus' PPP loan forgiveness application was accepted and approved in August 2021 and the outstanding balance and accrued interest were forgiven with the exception of $0.3 million. As such, Stratus recognized a gain on extinguishment of debt of $3.7 million during 2021.

Kingwood Place construction loan. In 2018, the Kingwood, L.P. entered into a construction loan agreement with Comerica Bank (the Kingwood Place construction loan), which provides financing for nearly 70 percent of the costs associated with construction of Kingwood Place. The total loan of $32.9 million included the original commitment of $6.8 million used to purchase a 54-acre tract of land located in Kingwood, Texas, and an additional $26.1 million for the development of Kingwood Place. The remaining 30 percent of the project’s cost (totaling approximately $15 million) was funded by borrower equity, contributed by Stratus and private equity investors. In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase was used to fund the construction of a retail building on an existing Kingwood Place retail pad. In December 2022, the loan was amended to extend the maturity date for an additional 12 months to December 6, 2023, which required an extension fee payment of approximately $90 thousand. The loan has the possibility of one additional 12-month extension if certain debt service coverage ratios are met. The amendment also converted the benchmark rate from LIBOR to the BSBY Rate. The loan now bears interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 2.75 percent. Principal and interest payments of $29,200 are due monthly with the remaining balance due at maturity. Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus until certain conditions are met. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50 percent and places certain restrictions on distributions from the partnership to its partners, including Stratus. The Kingwood Place construction loan requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million and any dividend payments.

Lantana Place construction loan. In 2017, a Stratus wholly-owned subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place. In January 2021, Stratus entered into amendments to the Lantana Place construction loan in which Stratus' Lantana Place subsidiary was granted a waiver of the debt service coverage ratio covenant until September 30, 2021, at which point the ratio was measured by reference to the three-month period then ended, and subsequently increased each quarter until measured by reference to the 12-month period ended June 30, 2022, and then on a trailing 12-month period for each quarter thereafter. As part of the January 2021 amendment, Stratus repaid $2.0 million in principal on the Lantana Place construction loan.

In August 2022, Stratus and Southside Bank amended the Lantana Place construction loan. Pursuant to the agreement, the date through which Stratus can request advances under the loan was extended through December 31, 2023, the interest rate for the loan was changed to Term SOFR plus 2.40 percent, subject to a 3.00 percent floor, and the maturity date of the loan was extended to July 1, 2027. In addition, the land planned for The Saint Julia, a proposed multi-family project at Lantana Place, was released from the collateral for the loan.

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

The loan matures on October 2, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee for each extension. In January 2023, Stratus and Texas Capital Bank amended The Saint June construction loan. Pursuant to the agreement, the interest rate for the loan was changed to Term SOFR plus 2.85 percent, subject to a 3.50 percent floor. Payments of interest only on the loan are due monthly through October 2, 2024, with the outstanding principal due at maturity.

The loan is secured by The Saint June project and is fully guaranteed by Stratus. However, the guaranty will convert to a 50 percent repayment guaranty upon completion of construction of The Saint June. Further, once The Saint June, L.P. is able to maintain a debt service coverage ratio of 1.25 to 1.00, the repayment guaranty will be eliminated. Notwithstanding the foregoing, Stratus will remain liable for customary carve-out obligations and environmental indemnity. Stratus is also required to maintain a net asset value, as defined by the guaranty, of $125.0 million and liquid assets of at least $10.0 million. The Saint June, L.P. is not permitted to make distributions to its partners, including Stratus, until completion of The Saint June project, payment of construction costs and the project continues to satisfy an assumed debt service coverage ratio of not less than 1.00 to 1.00 for three consecutive months. The project must comply with a specified loan-to-value ratio covenant.

Magnolia Place construction loan. In August 2021, a Stratus wholly-owned subsidiary entered into a $14.8 million construction loan with Veritex Community Bank secured by the Magnolia Place project. The loan matures on August 12, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee. The loan bears interest at 30-day LIBOR plus 3.25 percent (or, if applicable, a replacement rate), with a floor of 3.50 percent. Payments of interest only are due monthly with the outstanding principal due at maturity. Stratus provided a completion guaranty and 25-percent-limited-payment guaranty. The loan agreement contains financial covenants, including that Stratus is required to maintain a net asset value, as defined in the loan agreement, of $125.0 million and liquid assets of at least $7.5 million.

West Killeen Market construction loan. In 2016, a Stratus wholly-owned subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to finance a portion of the construction of the West Killeen Market project. The loan is secured by the West Killeen Market project and is guaranteed by Stratus until Stratus' West Killeen Market subsidiary is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter after completion of construction on the project, measured by reference to the trailing six-month period ending on the last day of such quarter. In June 2022, Stratus and Southside Bank amended the West Killeen Market construction loan. Pursuant to the agreement, the principal amount of the loan is fully advanced and funded at an amount of $6.0 million, the interest rate for the loan was changed to Term SOFR plus 2.75 percent, subject to a 3.00 percent floor, and the maturity date of the loan was extended three years to July 31, 2025. Principal and interest payments based on a 30-year amortization are due monthly and the remaining balance is payable at maturity.

The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and a requirement that Stratus' West Killeen Market maintains a debt service coverage ratio of at least 1.35 to 1.00 measured by reference to a trailing 12-month period for each quarter.

Amarra Villas credit facility. In 2016, a Stratus wholly-owned subsidiary entered into the Amarra Villas credit facility to finance construction of the Amarra Villas project. In March 2019, two Stratus wholly-owned subsidiaries entered into an amended and restated loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility. The amended and restated loan agreement provided for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date from July 12, 2019 to March 19, 2022. In March 2022, the Stratus subsidiaries and Comerica Bank agreed to an extension of the maturity date to June 19, 2022, while they negotiated a modification of this facility. In June 2022, Stratus subsidiaries and Comerica Bank entered into a modification agreement pursuant to which the commitment amount of the Amarra Villas credit facility was increased from $15.0 million to $18.0 million, the interest rate was changed to the one-month BSBY Rate (with a floor of 0.00 percent) plus 3.00 percent, and the maturity date was extended to June 19, 2024.

The Amarra Villas credit facility contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50 percent. At December 31, 2022, Stratus had $12.6 million available under its $18.0 million Amarra Villas credit facility. Principal paydowns occur as homes are sold, and additional amounts are borrowed as additional homes are constructed. The loan is secured by the Amarra Villas project and guaranteed by Stratus. The Amarra Villas credit facility requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million and any dividend payments. In March 2023, Stratus made a $2.2 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes.

The Saint George construction loan. In July 2022, The Saint George Apartments, L.P. entered into a $56.8 million loan with Comerica Bank to provide financing for the construction of The Saint George multi-family project. The construction loan has a maturity date of July 19, 2026, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions, including the applicable debt service coverage ratios, and the payment of an extension fee for each extension. Advances under the construction loan bear interest at the one-month BSBY Rate (with a floor of 0.00 percent) plus 2.35 percent.

Payments of interest only on the construction loan are due monthly through July 19, 2026, with the outstanding principal due at maturity. During any extension periods, the principal balance of the construction loan will be payable in monthly installments of principal and interest based on a 30-year amortization calculated at 6.50 percent with the outstanding principal due at maturity.

Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus. Stratus provided a full completion guaranty and 25 percent repayment guaranty, which will be eliminated once the project meets specified conditions including a debt service coverage ratio of at least 1.20 to 1.00 and confirmation that the loan-to-value ratio does not exceed 65 percent. Notwithstanding the foregoing, Stratus remains liable for customary carve-out obligations and environmental indemnity. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50 percent. The Saint George Apartments, L.P. is not permitted to make distributions to its partners, including Stratus, while the loan remains outstanding. No amounts had been borrowed on this loan as of December 31, 2022.

Financial Covenants and Compliance. Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements, contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change of management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. As of December 31, 2022, Stratus and its subsidiaries were in compliance with the financial covenants contained in the financing agreements discussed above.

LIBOR Phase Out. Certain of Stratus' debt agreements reference LIBOR which is being phased out and replaced with alternative reference rates. Stratus does not expect the transition from LIBOR and other interbank offered rates to have a material impact on its consolidated financial results.

Interest Payments. Interest paid on debt, excluding debt related to Block 21 and The Santal included in liabilities held for sale, totaled $4.9 million in 2022 and $4.8 million in 2021.

Maturities. Maturities of debt based on the principal amounts and terms outstanding at December 31, 2022 total $45.8 million in 2023, $26.9 million in 2024, $5.5 million in 2025, $24.8 million in 2026, and $20.9 million in 2027.

NOTE 7. INCOME TAXES
Stratus’ provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Current	$(981)	$18,608
Deferred	1,370	(6,031)
Provision for income taxes	$389	$12,577

The components of deferred income taxes follow (in thousands):

	December 31,
	2022	2021
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$4,707	$9,743
Employee benefit accruals	1,005	2,411
Deferred income	—	10
Other assets	3,745	3,465
Net operating loss credit carryforwards	3	—
Other liabilities	(3,237)	(3,180)
Valuation allowance	(6,185)	(6,440)
Deferred tax assets, net	$38	$6,009

The $6.0 million decrease in Stratus' net deferred tax assets is primarily attributable to deferred tax assets realized in 2022 from the sale of Block 21. Stratus continues to maintain a valuation allowance on substantially all of its remaining net deferred tax assets. In evaluating the recoverability of the remaining deferred tax assets, management considered available positive and negative evidence, giving greater weight to the uncertainty regarding projected future financial results.

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

Reconciliations of the U.S. federal statutory tax rate to Stratus’ effective income tax rate follow (dollars in thousands):

	Years Ended December 31,
	2022		2021 [a]
	Amount	Percent	Amount	Percent
Income tax provision (benefit) computed at the federal statutory income tax rate	$(1,405)	21%	$17,228	21%
Adjustments attributable to:
Change in valuation allowance	(255)	4	(4,247)	(5)
Noncontrolling interests	141	(2)	(1,230)	(2)
Executive compensation limitation	664	(10)	840	1
State taxes	177	(3)	571	1
PPP loan forgiveness	—	—	(773)	(1)
Net, other	1,067	(16)	188	—
Provision for income taxes	$389	(6)%	$12,577	15%
a.Certain prior year tax component amounts have been reclassified to conform to the current year presentation.
Stratus paid federal income taxes and state margin taxes totaling $37.7 million in 2022 and $0.4 million in 2021. In connection with the CARES Act and the ability to carry back net operating losses, Stratus received a $5.1 million U.S. federal income tax refund in 2022. Stratus also received a $1.9 million U.S. federal income tax refund in 2021.

Uncertain Tax Positions. Stratus has recorded unrecognized tax benefits related to federal examinations. A summary of the changes in unrecognized tax benefits follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance at January 1	$221	$210
(Reductions) additions for tax positions related to prior years	(221)	11
Balance at December 31	$—	$221

As of December 31, 2022, Stratus had no unrecognized tax benefits. During 2022, approximately $0.2 million of unrecognized tax benefits were recognized as a result of the completion of federal examinations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive income (loss). As of December 31, 2022, no such interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2019 and state margin tax examinations for the years prior to 2018.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. Among other provisions, the IR Act imposes a new one percent excise tax on the fair market value of net corporate stock repurchases made by covered corporations, effective for tax years beginning after December 31, 2022. Stratus is assessing the potential impacts of the IR Act, but does not expect the IR Act to have a material impact on its consolidated financial statements

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS
Equity
The Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan entered into in February 2023 require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Accrued liabilities as of December 31, 2022, included $1.3 million representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends will be paid to the holders of the RSUs, if and when they vest.

Share Repurchase Program.  On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In 2022, Stratus acquired 294,700 shares of its common stock under the share repurchase program for a total cost of $7.9 million at an average price of $26.69 per share. Through March 27, 2023, Stratus has acquired 335,703 shares of its common stock for a total cost of $8.7 million at an average price of $25.93 per share, and $1.3 million remains available for repurchases under the program.

Stock-based Compensation
Stock Award Plans.  On May 12, 2022, the stockholders of Stratus approved the 2022 Stock Incentive Plan (the Plan). The Plan authorizes the issuance of up to 500,000 shares of common stock. Awards for no more than 250,000 shares may be granted to a participant in a single year, however, an annual limit of $300,000 applies to the sum of all cash, equity-based awards and other compensation granted to a non-employee director for services as a member of the board, and a maximum grant date value of equity-based awards granted during a single year may not exceed $200,000 of such annual limit. Upon approval of the Plan by stockholders, Stratus ceased making new awards under any prior plans. The Plan had 317,061 shares available for new grants as of December 31, 2022.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for RSUs, the only stock-based awards granted over the last several years, totaled $1.7 million for 2022 and $0.8 million for 2021. Stock-based compensation costs are capitalized when appropriate. Based on Stratus’ history, executive turnover is rare. Therefore, Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

RSUs.  RSUs granted under the plans provide for the issuance of common stock to non-employee directors and employees and consultants at no cost to the recipients. The RSUs are converted into shares of Stratus common stock ratably and generally vest in increments over a one to four year period following the grant date. For employees and consultants, the awards generally fully vest upon retirement, death and disability, and upon a qualifying termination of employment in connection with a change of control. For directors, the awards will fully vest upon a change of control and there will be a partial acceleration of vesting because of retirement, death and disability for RSUs granted prior to 2022 and full acceleration of vesting under these scenarios for RSUs granted in 2022.

In May 2022, Stratus granted an aggregate 173,726 stock-settled RSUs with a grant-date value of $7.4 million, based on Stratus' stock price on the date of issuance, pursuant to the terms of the PPIP in connection with Lantana Place, which reached a valuation event under the PPIP in September 2021, and the sale of The Santal in December 2021 (see further discussion below).

A summary of outstanding unvested RSUs as of December 31, 2022, and activity during the year ended December 31, 2022, follow (dollars in thousands):

	Number of RSUs	Aggregate Intrinsic Value
Balance at January 1	135,611
Granted	198,179
Vested	(51,521)
Balance at December 31	282,269	$5,445

The total fair value of RSUs granted was $8.3 million for 2022 and $2.4 million for 2021. The total intrinsic value of RSUs vested was $2.0 million during 2022 and $0.8 million during 2021. As of December 31, 2022, Stratus had $3.0 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.4 years.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2022	2021
Stratus shares tendered to pay the minimum required taxes [a]	11,277	5,461
Amounts Stratus paid for employee taxes	$452	$153
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.6 million in 2022 and $0.5 million in 2021.

Profit Participation Incentive Plan. In 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. In February 2023, the Committee approved the LTIP, which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. As of March 27, 2023, there were not yet any participation interests awarded under the LTIP. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Under the PPIP and LTIP, 25 percent of the profit (as described below) for each approved project following a capital transaction (each as defined in the PPIP and LTIP) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonuses under the PPIP are payable in cash prior to March 15 of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the PPIP are limited to no more than four times the executive officer’s base salary, and any amounts due under the PPIP in excess of that amount will be converted to an equivalent number of stock-settled RSUs based on the 12-month trailing average price of Stratus common stock during the year of the capital transaction, with a one-year vesting period.

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

In 2018, the Committee designated seven development projects as approved projects under the PPIP, and allocated participation interests in profit pools of each approved project to certain officers, employees and consultants. During 2019, the Committee designated Magnolia Place as an approved project under the PPIP. During first-quarter 2022, the Committee designated The Saint June as an approved project under the PPIP, and the awards were granted in August 2022. As required for liability-based awards under Accounting Standards Codification 718, Stock-Based Compensation, at the date of grant, Stratus estimates the fair value of each award and adjusts the fair value in each subsequent reporting period. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus' equity and preferred return including costs to complete for projects under development. The primary fair value assumptions used at December 31, 2022, were projected cash flows, estimated capitalization rates ranging from 4.3 percent to 7.5 percent, projected remaining service periods for each project ranging from 0.5 years to 3.3 years, and estimated transaction costs of approximately 1.3 percent to 7.9 percent.

On October 17, 2020, West Killeen Market reached a valuation event under the PPIP. Under the terms of the PPIP, the number of RSUs granted in connection with settlement of approved projects is determined by reference to the 12-month trailing average stock price for the year the project reaches a payment event, whereas the grant date fair value of the RSUs for accounting purposes is based on the grant date closing price. The grant date value of the RSUs was $0.3 million greater than the accrued liability as a result of this different valuation methodology, Stratus transferred the $1.2 million accrued liability balance under the PPIP for West Killeen Market to capital in excess of par value and is amortizing the $0.3 million balance of the grant-date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs.

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

The sale of The Santal in December 2021 was a capital transaction under the PPIP. The profit pool was $6.7 million, of which $5.0 million was paid in cash to eligible participants during February 2022. During second-quarter 2022, following stockholder approval of Stratus’ new stock incentive plan, the remaining accrued liability related to The Santal of $1.6 million was settled in RSUs with a one-year vesting period awarded to one participant for whom the cash compensation limitation was reached.

For the RSUs awarded in connection with Lantana Place and The Santal, the aggregate grant date value was $2.1 million greater than the accrued liability for the two projects as a result of the different valuation methodology described above. During second-quarter 2022, Stratus transferred the $5.3 million accrued liability balance under the PPIP for Lantana Place and The Santal that was settled in RSUs to capital in excess of par value and is amortizing the $2.1 million balance of the grant-date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year or one-year vesting periods of the related RSUs.

A summary of PPIP costs follows (in thousands):

	Years Ended December 31,
	2022	2021
Charged to general and administrative expense	$524	$9,780
Capitalized to project development costs	2	441
Total PPIP costs	$526	$10,221

The accrued liability for the PPIP totaled $3.0 million at December 31, 2022, and $15.2 million at December 31, 2021 (included in other liabilities).

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts.  Stratus had firm commitments totaling approximately $75 million at December 31, 2022 related to Amarra Villas, Magnolia Place, The Saint June and The Saint George development projects. We have construction loans, as well as remaining equity capital contributed to The Saint George limited partnership, in place to fund these commitments.

Letters of Credit.  As of December 31, 2022, Stratus had letters of credit totaling $11.0 million committed against its revolving credit facility with Comerica Bank, which secure the company’s obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N (refer to Note 6 for further discussion).

Rental Income.  As of December 31, 2022, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases of developed retail space and ground leases, totaled $10.1 million in 2023, $10.3 million in 2024, $10.0 million in 2025, $10.0 million in 2026, $10.0 million in 2027 and $92.3 million thereafter, with the longest lease extending through 2039.

H-E-B Profit Participation. H-E-B has profit participation rights in the Jones Crossing, Kingwood Place, and Lakeway projects. H-E-B is entitled to 10 percent of any cash flow from operations or profit from the sale of these properties after Stratus receives a return of its equity plus a preferred return of 10 percent. Stratus may enter into similar profit participation agreements for future projects.

Leases. Stratus' most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment under non-cancelable leases. Stratus entered into one lease during fourth-quarter 2022 that is classified as a finance lease, and the other leases are classified as operating leases. As of December 31, 2022, the remaining term of the finance lease is five years with a weighted-average discount rate of 6.4 percent to determine the lease liability. Stratus did not have any finance leases during 2021.

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification on the Consolidated Balance Sheet	2022	2021
Assets
Operating right-of-use assets	Lease right-of-use assets	$10,631	$10,487
Finance right-of-use assets	Other assets	79	—

Liabilities
Operating lease liability	Lease liabilities	$14,848	$13,986
Finance lease liability	Other liabilities	80	—

Operating lease costs were $1.5 million in 2022 and $1.3 million in 2021. Stratus paid $757 thousand during 2022 and $183 thousand in 2021 for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2022 and 2021, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent. As of December 31, 2022, the weighted-average remaining lease term was 90 years (94 years as of December 31, 2021).

The future minimum payments for operating leases recorded on the consolidated balance sheet at December 31, 2022 follow (in thousands):

Years ending December 31,
2023	$911
2024	848
2025	742
2026	669
2027	692
Thereafter	107,850
Total payments	111,712
Present value adjustment	(96,864)
Present value of net minimum lease payments	$14,848

Circle C Settlement.  In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The city of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2022, Stratus had permanently used $12.4 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and Stratus defers recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.9 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2022. Available credit bank capacity was $1.8 million at December 31, 2022.

Deferred Gain on Sale of The Oaks at Lakeway. In 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. The Oaks at Lakeway is an H-E-B anchored retail project located in Lakeway, Texas. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a five-year term (the In-Line Master Lease), (2) one covering the hotel pad with a 99-year term (the Hotel Master Lease) and (3) one covering four unleased pad sites, three of which have ten-year terms, and one of which has a 15-year term (the Pad Site Master Lease).

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

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $71 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of gain during 2022. A contract liability of $3.5 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2022, compared with $4.8 million at December 31, 2021. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

NOTE 10. BUSINESS SEGMENTS
As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ Hotel and Entertainment segments, along with some leasing operations, is presented as discontinued operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek Community, including Section N, Holden Hills, Amarra multi-family and commercial land, Amarra Villas, The Saint June and other vacant land; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a multi-family phase now known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (land for a future phase of retail development and for future multi-family use and retail pad sites at Magnolia Place), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes West Killeen Market, Kingwood Place and the completed portions of Lantana Place, Jones Crossing and Magnolia Place. The segment also included The Saint Mary until its sale in January 2021 and The Santal until its sale in December 2021 (refer to Note 4 for further discussion).

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

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Year Ended December 31,
	2022	2021
Real Estate Operations:
Developed property sales	$5,982	$4,615
Undeveloped property sales	18,620	3,250
Commissions and other	142	584
	24,744	8,449
Leasing Operations:
Rental revenue	12,754	19,787
	12,754	19,787

Total revenues from contracts with customers	$37,498	$28,236

Financial Information by Business Segment. Summarized financial information by segment for the year ended December 31, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$24,744	$12,754	$—	$37,498
Intersegment	6	—	(6)	—
Cost of sales, excluding depreciation	23,766	4,439	(5)	28,200
Depreciation and amortizaion	100	3,506	(20)	3,586
General and administrative expenses	—	—	17,567	17,567
Impairment of real estate [c]	720	—	—	720
Gain on sales of assets [d]	—	(4,812)	—	(4,812)
Operating income (loss)	$164	$9,621	$(17,548)	$(7,763)
Capital expenditures and purchases and development of real estate properties	$24,454	$54,600	$213	$79,267
Total assets at December 31, 2022	288,270	109,348	47,522	445,140
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes $650 thousand for one of the Amarra Villas homes that was sold for $2.5 million in March 2023 and $70 thousand for the multi-family tract of land at Kingwood Place sold for $5.5 million in October 2022.
d.Represents a pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with the sale of The Oaks at Lakeway in 2017.

Summarized financial information by segment for the year ended December 31, 2021, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$8,449	$19,787	$—	$28,236
Intersegment	17	—	(17)	—
Cost of sales, excluding depreciation	9,758	9,030	(25)	18,763
Depreciation	155	5,358	(64)	5,449
General and administrative expenses [c]	—	—	24,509	24,509
Impairment of real estate [d]	1,825	—	—	1,825
Gain on sales of assets [e]	—	(105,970)	—	(105,970)
Operating (loss) income	$(3,272)	$111,369	$(24,437)	$83,660
Capital expenditures and purchases and development of real estate properties	$52,772	$19,024	$538	$72,334
Total assets at December 31, 2021	241,225	107,990	192,011	541,226
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes $4.0 million incurred for consulting, legal and public relation costs for Stratus' successful proxy contest and the real estate investment trust exploration process as well as $9.8 million in employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal.
d.Includes $700 thousand for two Amarra Villas homes that were sold in 2022, $625 thousand for the multi-family tract of land at Kingwood Place that sold for $5.5 million in October 2022 and $500 thousand for an office building in Austin.
e.Represents the pre-tax gains on the December 2021 sale of The Santal of $83.0 million, and the January 2021 sale of The Saint Mary of $22.9 million.

NOTE 11. SUBSEQUENT EVENTS
Holden Hills, L.P. In first-quarter 2023, Holden Hills, L.P., a Texas limited partnership (the Holden Hills partnership), entered into financing transactions and commenced construction on the development of the Holden Hills project. The Holden Hills project is Stratus’ final large residential development within the Barton Creek community in Austin, Texas, consisting of 495 acres and designed to feature 475 unique residences.

The Holden Hills partnership is governed by a limited partnership agreement between a wholly owned subsidiary of Stratus as Class A limited partner and an unaffiliated equity investor as Class B limited partner, and another wholly owned subsidiary of Stratus which serves as general partner. The partners made the following initial capital contributions to the Holden Hills partnership: (i) The Class A limited partner contributed the Holden Hills land and related personal property at an agreed value of $70.0 million and (ii) The Class B limited partner contributed $40.0 million in cash. Immediately following the Class B limited partner's initial capital contribution, $30.0 million of cash was distributed by the Holden Hills partnership to the Class A limited partner. Further, the Holden Hills partnership reimbursed the Class A limited partner for certain initial project costs and closing costs of approximately $5.8 million. As a result of these transactions, Stratus holds, indirectly through its wholly owned subsidiaries, a 50 percent equity capital interest in the Holden Hills partnership, and the Class B limited partner holds the remaining 50 percent equity capital interest in the Holden Hills partnership. Stratus’ potential returns on its equity investment in the Holden Hills partnership may increase above its relative equity interest as negotiated return hurdles are achieved. We expect to consolidate the Holden Hills limited partnership, and the contribution from our partner will be accounted for as a noncontrolling interest.

In addition to each partner’s initial capital contribution, upon the call of the general partner from time to time, the Class A limited partner and the general partner, together, are obligated to make capital contributions up to an additional $10.0 million, and the Class B limited partner is also obligated to make capital contributions up to an additional $10.0 million.

The general partner has the authority to manage the day-to-day operations of the Holden Hills partnership, subject to approval rights of the Class B limited partner for specified “major decisions,” including project and operating budgets, the business plan and amendments thereto; sales, leases or transfers of any portion of the Holden Hills project to any partner, affiliate of any partner, or to any unaffiliated third party other than as contemplated in the business plan; incurring any debt, mortgage or guaranty; capital calls in excess of those previously agreed upon; admitting a new partner; and certain transfers of direct or indirect interests in the Holden Hills partnership. The business plan includes rights of first refusal in favor of the Class B limited partner for sale of a pod to a third party. A “deadlock” may be declared by any partner if any limited partner does not approve any two major decisions proposed by the general partner within any 12-month period. Prior to the third anniversary of the effective date of the limited partnership agreement, a buy-sell provision can be triggered only if there is a deadlock. On or after the third anniversary, any partner can initiate the buy-sell at any time by written notice to the other partner, specifying the buyout price.

The Holden Hills partnership has agreed to pay the general partner a development management fee of 4.00 percent of certain construction costs for Phase I, and an asset management fee of $150 thousand per year starting 15 months after construction starts on the project payable from available cash flow after debt service. The Class A limited partner and the Holden Hills partnership entered into a development agreement (Development Agreement) that provides that, as part of Phase I, the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by Stratus from its current terminus to Southwest Parkway (the Tecoma Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of both the Holden Hills project and Section N. Section N is Stratus’ wholly-owned approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. Pursuant to the Development Agreement, Stratus will reimburse the Holden Hills partnership for 60 percent of the costs of the Tecoma Improvements. The Class A limited partner has posted standby letters of credit with the City of Austin under Stratus’ revolving credit facility with Comerica Bank totaling approximately $11 million as fiscal security for completion of certain infrastructure improvements benefiting the Holden Hills project, and has agreed to leave such fiscal security in place until the improvements are completed.

Holden Hills construction loan. In February 2023, the Holden Hills partnership entered into a loan agreement with Comerica Bank to finance the development of Phase I of the Holden Hills project.

The loan agreement provides for a senior secured construction loan in the aggregate principal amount of the least of (i) $26.1 million, (ii) 23 percent of the total development costs for Phase I or (iii) the amount that would result in a maximum loan-to-value ratio of 28 percent. The loan has a maturity date of February 8, 2026. Advances under the loan bear interest at the one-month BSBY Rate (with a floor of 0.50 percent), plus 3.00 percent. Payments of interest only on the loan are due monthly until the maturity date with the outstanding principal due at maturity. The Holden Hills partnership may prepay all or any portion of the loan without premium or penalty. Amounts repaid under the loan may not be reborrowed.

The loan is secured by the Holden Hills project, including the land related to both Phase I and Phase II, and the Phase I improvements. After completion of construction of Phase I, the Holden Hills partnership may sell and obtain releases of the liens on single-family platted home sites, individual pods or the Phase II land, subject to specified conditions, and upon payment to the lender of specified amounts related to the parcel to be released. The Holden Hills partnership is not permitted to make distributions to its partners, including Stratus, while the loan is outstanding. The Holden Hills partnership must apply all MUD reimbursements it receives and is entitled to retain as payments of principal on the loan.

Stratus has entered into a guaranty for the benefit of the lender pursuant to which Stratus has guaranteed the payment of the loan and the completion of Phase I, including the Tecoma Improvements. Stratus is also liable for customary carve-out obligations and an environmental indemnity. The Holden Hills construction loan requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million and any dividend payments. Stratus must maintain, on a consolidated basis, a net asset value not less than $125.0 million, and a debt-to-gross-asset value not more than 50 percent (in each case as defined in the guaranty).

Holden Hills Municipal Utility District Reimbursements. The Holden Hills partnership is expected to be eligible to be reimbursed in the future by Travis County MUDs for a portion of future costs of the Tecoma Improvements and also for a portion of future costs related only to the Holden Hills project. The Holden Hills partnership has agreed to deliver to the Class A limited partner 60 percent of any MUD reimbursements for Tecoma Improvement costs paid directly by the Class A limited partner, when such reimbursements are received by the partnership. The amount and timing of MUD reimbursements depends, among other factors, upon the timing of actual future expenditures, the MUD having a sufficient tax base within its district to issue bonds and obtaining the necessary state approval for the sale of the bonds. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain.

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2023 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item (including fees billed to us by CohnReznick LLP - PCAOB ID No. 596 and BKM Sowan Horan, LLP - PCAOB ID No. 5127) will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1).    Financial Statements.

The consolidated statements of comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).     Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.		10-K	001-37716	3/31/2022

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate.		8-A/A	000-19989	8/26/2010

10.1	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.2	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.3	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.4	Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.5	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.6	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.7	Third Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.8	Fourth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of November 8, 2022.	X

10.9	Fifth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of March 10, 2023.	X

10.10	Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, dated June 17, 2021.		8-K	001-37716	6/23/2021

10.11	Promissory Note by and between College Station 1892 Properties, L.L.C. and Regions Bank dated June 17, 2021.		8-K	001-37716	6/23/2021

10.12
Guaranty of Recourse Obligations by Stratus Properties Inc. for the benefit of Regions Bank dated June 17, 2021 with respect to the Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, dated June 17, 2021.
			10-K	001-37716	3/31/2022

10.13	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.14	Promissory Note by and between Lantana Place, L.L.C, and Southside Bank dated April 28, 2017.		10-K	001-37716	3/31/2022

10.15	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.16	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective as of June 19, 2020.		10-Q	001-37716	6/25/2020

10.17	Second Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 4, 2021.		10-K	001-37716	3/15/2021

10.18	Loan Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 13, 2022.		10-K	001-37716	3/31/2022

10.19	Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of August 26, 2022.		10-Q	001-37716	11/14/2022

10.20	Guaranty Agreement by Stratus Properties Inc. in favor of Southside Bank dated April 28, 2017 with respect to the Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		10-K	001-37716	3/31/2022

10.21	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

10.22	Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank dated December 6, 2018.		8-K	001-37716	12/12/2018

10.23	Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.24	Amended and Restated Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

10.25	Second Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of December 6, 2022.	X

10.26	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated December 6, 2018.		10-K	001-37716	3/31/2022

10.27	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

10.28	Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated June 2, 2021.		8-K	001-37716	6/8/2021

10.29
Guaranty Agreement by Stratus Properties Inc. for the benefit of Texas Capital Bank, National Association dated June 2, 2021 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.
			10-K	001-37716	3/31/2022

10.30	Interest Rate Index Replacement Agreement dated January 3, 2023 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.	X

10.31	Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.32	Amended and Restated Installment Note by and between The Saint George Apartments, L.P. and Comerica Bank dated July 19, 2022.		8-K	001-37716	7/21/2022

10.33	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated July 19, 2022 with respect to the Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.34	Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.35	Installment Note by and between Holden Hills, L.P. and Comerica Bank dated February 8, 2023.		8-K	001-37716	2/14/2023

10.36	Guaranty by Stratus Properties Inc. for the benefit of Comerica Bank dated February 8, 2023 with respect to the Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.37	Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.38	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/18/2019

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.39	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/15/2021

10.40†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.41†	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.		10-Q	001-37716	5/16/2022

10.42†	Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.	X

10.43†	Development Agreement effective as of January 31, 2023, between Stratus Properties Operating Co., L.P. and Holden Hills, L.P.	X

10.44*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.45*	Stratus Properties Inc. 2022 Stock Incentive Plan.		8-K	001-37716	5/13/2022

10.46*	Stratus Properties Inc. Director Compensation.	X

10.47*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.48*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.49*	Consulting Agreement between Stratus Properties Inc. and James C. Leslie, dated November 4, 2022.	X

10.50	Share Repurchase Agreement between Stratus Properties Inc. and James C. Leslie, dated November 1, 2022.	X

10.51*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

10.52*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan for Non-Employee Director Grants (adopted May 2019).		10-Q	000-19989	5/10/2019

10.53*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2022 Stock Incentive Plan for Non-Employee Director Grants (adopted July 2022).	X

10.54*	Form of Notice of Grant of Restricted Stock Units (adopted 2021).		10-Q	001-37716	8/16/2021

10.55*	Form of Notice of Grant of Restricted Stock Units for Awards under the Profit Participation Incentive Plan (adopted 2021).		10-Q	001-37716	8/16/2021

16.1	Letter to the Securities and Exchange Commission from BKM Sowan Horan, LLP.		8-K	001-37716	11/14/2022

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP.		8-K	001-37716	11/14/2022

21.1	List of subsidiaries.	X

23.1	Consent of CohnReznick LLP.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

23.2	Consent of BKM Sowan Horan, LLP.	X

24.1	Power of Attorney (included on signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.
† Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant customarily and actually treats as private or confidential.
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

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

Name	Capacity	Date

/s/ William H. Armstrong III	Chairman of the Board, President	March 31, 2023
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President	March 31, 2023
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Laurie L. Dotter	Director	March 31, 2023
Laurie L. Dotter

/s/ Kate B. Henriksen	Director	March 31, 2023
Kate B. Henriksen

/s/ James E. Joseph	Director	March 31, 2023
James E. Joseph

/s/ Michael D. Madden	Director	March 31, 2023
Michael D. Madden

/s/ Charles W. Porter	Director	March 31, 2023
Charles W. Porter

/s/ Neville L. Rhone Jr.	Director	March 31, 2023
Neville L. Rhone Jr.
S-1