Form 10-Q
period 2023-03-31
STRATUS PROPERTIES INC
filed 2023-05-15
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 10, 2023, there were 7,955,217 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$50,895	$37,666
Restricted cash	8,889	8,043
Real estate held for sale	1,773	1,773
Real estate under development	246,819	239,278
Land available for development	48,858	39,855
Real estate held for investment, net	92,433	92,377
Lease right-of-use assets	11,981	10,631
Deferred tax assets	38	38
Other assets	18,033	15,479
Total assets	$479,719	$445,140

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,684	$15,244
Accrued liabilities, including taxes	5,929	7,049
Debt	128,336	122,765
Lease liabilities	16,382	14,848
Deferred gain	3,289	3,519
Other liabilities	5,874	9,642
Total liabilities	174,494	173,067

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	196,308	195,773
Retained earnings	35,651	41,452
Common stock held in treasury	(31,181)	(30,071)
Total stockholders’ equity	200,872	207,248
Noncontrolling interests in subsidiaries	104,353	64,825
Total equity	305,225	272,073
Total liabilities and equity	$479,719	$445,140

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Real estate operations	$2,493	$19
Leasing operations	3,309	3,080
Total revenues	5,802	3,099
Cost of sales:
Real estate operations	4,487	1,366
Leasing operations	1,261	984
Depreciation and amortization	928	873
Total cost of sales	6,676	3,223
General and administrative expenses	4,719	3,167
Gain on sale of assets	—	(4,812)
Total	11,395	1,578
Operating (loss) income	(5,593)	1,521
Interest expense, net	—	(15)
Other income, net	485	6
(Loss) income before income taxes and equity in unconsolidated affiliates' loss	(5,108)	1,512
(Provision for) benefit from income taxes	(1,162)	302
Equity in unconsolidated affiliates' loss	(3)	(2)
Net (loss) income from continuing operations	(6,273)	1,812
Net income from discontinued operations	—	375
Net (loss) income and total comprehensive (loss) income	(6,273)	2,187
Total comprehensive loss attributable to noncontrolling interests	472	85
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(5,801)	$2,272

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.71)	$0.23
Discontinued operations	—	0.05
	$(0.71)	$0.28

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.71)	$0.23
Discontinued operations	—	0.04
	$(0.71)	$0.27

Weighted-average shares of common stock outstanding:
Basic	8,224	8,251
Diluted	8,224	8,355

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(6,273)	$2,187
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	928	873
Cost of real estate sold	2,010	—
Gain on sale of assets	—	(4,812)
Debt issuance cost amortization and stock-based compensation	713	515
Equity in unconsolidated affiliate’s loss	3	2
Deferred income taxes	—	1,167
Purchases and development of real estate properties	(9,027)	(4,864)
Increase in other assets	(2,945)	(5,559)
Decrease in accounts payable, accrued liabilities and other	(3,813)	(7,629)
Net cash used in operating activities	(18,404)	(18,120)

Cash flow from investing activities:
Capital expenditures	(10,006)	(14,724)
Payments on master lease obligations	(248)	(182)
Other	22	—
Net cash used in investing activities	(10,232)	(14,906)

Cash flow from financing activities:
Borrowings from revolving credit facility	—	10,000
Borrowings from project loans	11,618	5,111
Payments on project and term loans	(6,551)	(1,172)
Payment of dividends	(184)	—
Finance lease principal payments	(4)	—
Stock-based awards net payments	(216)	(452)
Noncontrolling interest contribution	40,000	—
Purchases of treasury stock	(894)	—
Financing costs	(1,058)	(17)
Net cash provided by financing activities	42,711	13,470
Net increase (decrease) in cash, cash equivalents and restricted cash	14,075	(19,556)
Cash, cash equivalents and restricted cash at beginning of year	45,709	70,139
Cash, cash equivalents and restricted cash at end of period	$59,784	$50,583
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
Exercised and vested stock-based awards	40	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	529	—	—	—	529	—	529
Tender of shares for stock-based awards	—	—	—	—	11	(216)	(216)	—	(216)
Common stock repurchases	—	—	—	—	44	(894)	(894)	—	(894)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(5,801)	—	—	(5,801)	(472)	(6,273)
Balance at March 31, 2023	9,479	$94	$196,308	$35,651	1,503	$(31,181)	$200,872	$104,353	$305,225

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
Exercised and vested stock-based awards	39	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212	—	212
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Total comprehensive income (loss)	—	—	—	2,272	—	—	2,272	(85)	2,187
Balance at March 31, 2022	9,427	$94	$188,971	$(6,691)	1,154	$(22,205)	$160,169	$50,391	$210,560

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2022 (Stratus 2022 Form 10-K) filed with the U.S. Securities and Exchange Commission on March 31, 2023. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Related Party Transactions. Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Whitefish Partners for the consultant’s consulting services and expense reimbursements totaled $185 thousand for first-quarter 2022, which included $20 thousand as an annual incentive award for 2021 and a $135 thousand cash payment under Stratus’ Profit Participation Incentive Plan (PPIP). In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the PPIP and the Long-Term Incentive Plan (LTIP). In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. As of March 31, 2023, the employee has two outstanding awards under the PPIP. The liability associated with these awards at March 31, 2023 is not significant to the consolidated financial statements. Refer to Note 7 for discussion of the PPIP and LTIP. For additional information regarding Stratus' related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1, 2 and 4 in the Stratus 2022 Form 10-K.

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

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income from continuing operations	$(6,273)	$1,812
Net income from discontinued operations	—	375
Net (loss) income and total comprehensive (loss) income	(6,273)	2,187
Total comprehensive loss attributable to noncontrolling interests	472	85
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(5,801)	$2,272

Basic weighted-average shares of common stock outstanding	8,224	8,251
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	104
Diluted weighted-average shares of common stock outstanding	8,224	8,355

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.71)	$0.23
Discontinued operations	—	0.05
	$(0.71)	$0.28

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.71)	$0.23
Discontinued operations	—	0.04
	$(0.71)	$0.27
a.For the three months ended March 31, 2023, excludes 295 thousand shares of common stock associated with RSUs that were anti-dilutive as a result of the net loss. For the three months ended March 31, 2022, excludes 4 thousand shares of common stock associated with RSUs that were anti-dilutive.

3. LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships: The Saint George Apartments, L.P. (10.0 percent indirect equity interest), Stratus Block 150, L.P. (31.0 percent indirect equity interest), The Saint June, L.P. (34.13 percent indirect equity interest), Holden Hills, L.P. (50.0 percent indirect equity interest) and Stratus Kingwood Place, L.P. (60.0 percent indirect equity interest). For additional information regarding Stratus' partnerships, refer to Notes 2 and 4 in the Stratus 2022 Form 10-K.

Holden Hills, L.P. In first-quarter 2023, Holden Hills, L.P. (the Holden Hills partnership), a Texas limited partnership and subsidiary of Stratus, was formed for the development of Holden Hills, Stratus’ final large residential development within the Barton Creek community in Austin, Texas, consisting of 495 acres and designed to feature 475 unique residences (Holden Hills Project). The Holden Hills partnership is governed by a limited partnership agreement between a wholly owned subsidiary of Stratus as Class A limited partner and an unaffiliated equity investor as Class B limited partner, and another wholly owned subsidiary of Stratus which serves as general partner. The partners made the following initial capital contributions to the Holden Hills partnership: (i) Stratus contributed the Holden Hills land and related personal property at an agreed value of $70.0 million and (ii) The Class B limited partner contributed $40.0 million in cash. Immediately following the Class B limited partner's initial capital contribution, $30.0 million of cash was distributed by the Holden Hills partnership to Stratus. Further, the Holden Hills partnership reimbursed Stratus for certain initial project costs and closing costs of approximately $5.8 million. As a result of these transactions, Stratus holds, indirectly through its wholly owned subsidiaries, a 50.0 percent equity capital interest in the Holden Hills partnership, and the Class B limited partner holds the remaining 50.0 percent equity capital interest in the Holden Hills partnership. Stratus’ potential returns on its equity investment in the Holden Hills partnership may increase above its relative equity interest as negotiated return hurdles are achieved. Stratus consolidates the Holden Hills limited partnership; therefore, its contribution of the Holden Hills land and related personal property was recorded at historical cost and the contribution from the Class B limited partner was accounted for as a noncontrolling interest.

In addition to each partner’s initial capital contribution, upon the call of the general partner from time to time, Stratus is obligated to make capital contributions up to an additional $10.0 million, and the Class B limited partner is also obligated to make capital contributions up to an additional $10.0 million.

Stratus has the authority to manage the day-to-day operations of the Holden Hills partnership, subject to approval rights of the Class B limited partner for specified “major decisions,” including project and operating budgets, the business plan and amendments thereto; sales, leases or transfers of any portion of the Holden Hills project to any partner, affiliate of any partner, or to any unaffiliated third party other than as contemplated in the business plan; incurring any debt, mortgage or guaranty; capital calls in excess of those previously agreed upon; admitting a new partner; and certain transfers of direct or indirect interests in the Holden Hills partnership. The business plan includes rights of first refusal in favor of the Class B limited partner for sale of the luxury residence sites to be developed in distinct communities or “pods” to a third party. A “deadlock” may be declared by any partner if any limited partner does not approve any two major decisions proposed by the general partner within any 12-month period. Prior to the third anniversary of the effective date of the limited partnership agreement, a buy-sell provision can be triggered only if there is a deadlock. On or after the third anniversary, any partner can initiate a buy-sell at any time by written notice to the other partner, specifying the buyout price.

Stratus has entered into a development agreement with the Holden Hills partnership pursuant to which the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by Stratus from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements), and Stratus will reimburse the partnership for 60 percent of the costs. The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N.

The Holden Hills partnership has agreed to pay Stratus a development management fee of 4.00 percent of certain construction costs for Phase I of the project, and an asset management fee of $150 thousand per year starting 15 months after construction starts on the project payable from available cash flow after debt service.

Also in first-quarter 2023, the Holden Hills partnership entered into a loan agreement with Comerica Bank to finance the development of Phase I of the project. Refer to Note 6 for discussion of the loan agreement.

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood, L.P. and Holden Hills, L.P. are variable interest entities and that Stratus is the primary beneficiary. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

The cash and cash equivalents held at these limited partnerships are subject to restrictions on distribution to the parent company pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances, which are eliminated (in thousands):

	March 31, 2023 [a]	December 31, 2022
Assets: [b]
Cash and cash equivalents	$5,897	$7,744
Real estate under development	140,252	107,968
Land available for development	3,927	3,927
Real estate held for investment	31,494	31,415
Other assets	5,885	4,503
Total assets	187,455	155,557
Liabilities: [c]
Accounts payable and accrued liabilities	10,987	12,247
Debt	62,702	55,305
Total liabilities	73,689	67,552
Net assets	$113,766	$88,005
a.Includes the assets and liabilities of the Holden Hills partnership, which was formed in January 2023.
b.Substantially all of the assets are available to settle obligations only of the partnerships.
c.All of the debt is guaranteed by Stratus until certain conditions are met in the individual partnership loan agreements. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus.

4. ASSET SALES
Block 21 - Discontinued Operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas containing the 251-room W Austin Hotel and Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue, Class A office space, retail space and the 3TEN ACL Live entertainment venue. On May 31, 2022, Stratus completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Stratus’ net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). Stratus recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statement of comprehensive income for first-quarter 2022 because the disposal represents a strategic shift that had a major effect on operations. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Block 21’s results of operations in the consolidated statements of comprehensive (loss) income consist of the following (in thousands):

Three Months Ended
March 31,
2022
Revenues: [a]
Hotel	$5,871
Entertainment	5,340
Leasing operations and other	726
Total revenue	11,937
Cost of sales:
Hotel	4,743
Entertainment	4,139
Leasing operations and other	471
Depreciation [b]	—
Total cost of sales	9,353
General and administrative expenses	100
Operating income	2,484
Interest expense, net	(1,945)
Provision for income taxes	(164)
Net income from discontinued operations	$375
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany revenue totaling $321 thousand in first-quarter 2022.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in the fourth quarter of 2021.

Capital expenditures associated with discontinued operations totaled $182 thousand in first-quarter 2022.

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

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $74 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of gain in first-quarter 2022. A contract liability is presented as a deferred gain in the consolidated balance sheets in the amount of $3.3 million at March 31, 2023 and $3.5 million at December 31, 2022. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

A summary of the carrying amount and fair value of Stratus' debt follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$128,336	$130,075	$122,765	$124,575

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT AND EQUITY
The components of Stratus' debt follow (in thousands):

	March 31, 2023	December 31, 2022
Comerica Bank revolving credit facility	$—	$—
Jones Crossing loan	23,938	24,143
The Annie B land loan	13,933	13,969
New Caney land loan	—	4,047
Construction loans:
Kingwood Place	27,768	27,507
Lantana Place	21,787	21,782
The Saint June	21,001	13,829
Magnolia Place	7,174	6,816
West Killeen Market	5,289	5,306
Amarra Villas revolving credit facility	7,446	5,366
Total debt a b	$128,336	$122,765
a.Includes net reductions for unamortized debt issuance costs of $1.0 million at March 31, 2023, and $1.1 million at December 31, 2022.
b.The Saint George and Holden Hills construction loans did not have outstanding balances at March 31, 2023 or December 31, 2022 (for The Saint George construction loan).

Comerica Bank revolving credit facility. As of March 31, 2023, Status had $42.7 million available under the Comerica Bank revolving credit facility. Letters of credit, totaling $11.0 million, have been issued under the revolving credit facility, and secure the company’s obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In March 2023, Stratus entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025, and increased the floor of the facility’s benchmark rate, the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. As amended, advances under the revolving credit facility bear interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent.

Jones Crossing loan. The Jones Crossing loan requires a debt service coverage ratio (DSCR) of 1.15 to 1.00 measured quarterly beginning with the quarter ending September 30, 2022. If the DSCR falls below 1.15 to 1.00, a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary. The DSCR fell below 1.15 to 1.00 in each of fourth-quarter 2022 and first-quarter 2023, and the Jones Crossing subsidiary made principal payments of $231 thousand and $1.7 million in February

2023 and May 2023, respectively, to bring the DSCR back above 1.15 to 1.00 and a Cash Sweep Period did not occur.

The Annie B land loan. In February 2023, Stratus Block 150, L.P. entered into a modification agreement that extended the maturity date of The Annie B land loan to March 1, 2024, and changed the interest rate to the BSBY Rate (with a floor of 0.50 percent) plus 3.00 percent. In connection with the modification agreement, Stratus Block 150, LP, escrowed an interest reserve of $0.6 million with the lender.

New Caney land loan. In March 2023, the New Caney land loan was repaid.

The Saint June construction loan. In January 2023, The Saint June construction loan was amended to change the interest rate for the loan to Term Secured Overnight Financing Rate (SOFR) with a floor of 0.75 percent plus 2.85 percent, subject to a 3.50 percent floor.

Magnolia Place construction loan. In May 2023, the Magnolia Place construction loan was amended to change the interest rate for the loan to Term SOFR with a floor of 0.00 percent plus 3.36 percent, subject to a 3.50 percent floor.

Amarra Villas revolving credit facility. In March 2023, Stratus made a $2.2 million principal payment on the Amarra Villas revolving credit facility upon the closing of a sale of one of the Amarra Villas homes.

Holden Hills construction loan. In first-quarter 2023, the Holden Hills partnership entered into a loan agreement with Comerica Bank to finance the development of Phase I of the Holden Hills project.

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

The loan is secured by the Holden Hills project, including the land related to both Phase I and Phase II, and the Phase I improvements. After completion of construction of Phase I, the Holden Hills partnership may sell and obtain releases of the liens on single-family platted home sites, individual pods or the Phase II land, subject to specified conditions, and upon payment to the lender of specified amounts related to the parcel to be released. The Holden Hills partnership is not permitted to make distributions to its partners, including Stratus, while the loan is outstanding. The Holden Hills partnership must apply all Municipal Utility District (MUD) reimbursements it receives and is entitled to retain as payments of principal on the loan.

Stratus has entered into a guaranty for the benefit of the lender pursuant to which Stratus has guaranteed the payment of the loan and the completion of Phase I, including the Tecoma Improvements (which benefit both the Holden Hills Project and Section N). Stratus is also liable for customary carve-out obligations and an environmental indemnity. Stratus must maintain, on a consolidated basis, a net asset value not less than $125.0 million, and a debt-to-gross-asset value not more than 50 percent (in each case as defined in the guaranty).

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2022 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $2.4 million in first-quarter 2023 and $1.1 million in first-quarter 2022. Stratus' capitalized interest totaled $2.4 million in first-quarter 2023 and $1.1 million in first-quarter 2022. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for both periods presented.

Equity. The Comerica Bank revolving credit facility, Amarra Villas revolving credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Accrued liabilities included $1.1 million as of March 31, 2023, and $1.3 million as of December 31, 2022, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest. In 2022, with written consent from Comerica Bank, Stratus’ Board also approved a share repurchase program, which authorizes repurchases of up to $10.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In first-quarter 2023, Stratus acquired 43,624 shares of its common stock under the share repurchase program for a total cost of $0.9 million at an average price of $20.49 per share. Through May 10, 2023, Stratus has acquired 359,553 shares of its common stock for a total cost of $9.2 million at an average price of $25.64 per share, and $0.8 million remains available for repurchases under the program.

7. PROFIT PARTICIPATION INCENTIVE PLAN AND LONG-TERM INCENTIVE PLAN
In July 2018, the Compensation Committee adopted the PPIP. In February 2023, the Committee approved the LTIP, which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. As of March 31, 2023, there were not yet any participation interests awarded under the LTIP. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Notes 1 and 8 of the Stratus 2022 Form 10-K for further discussion.

The sale of The Saint Mary in January 2021 was a capital transaction under the PPIP. During February 2022, $2.1 million was paid in cash to eligible participants.

In September 2021, Lantana Place reached a valuation event under the PPIP. The profit pool was $3.9 million, of which $0.2 million was paid in cash during February 2022 and the remaining $3.7 million was settled in RSUs with a three-year vesting period awarded to eligible participants during second-quarter 2022 following stockholder approval of Stratus’ new stock incentive plan.

The sale of The Santal in December 2021 was a capital transaction under the PPIP. The profit pool was $6.7 million, of which $5.0 million was paid in cash to eligible participants during February 2022. The PPIP contains limits on cash compensation paid to certain officers and amounts due above the limits are converted to an equivalent number of RSUs with a one-year vesting period. Of the remaining amount, $1.6 million was settled in RSUs awarded to one participant during second-quarter 2022 following stockholder approval of Stratus’ new stock incentive plan.

During first-quarter 2022, the Compensation Committee designated The Saint June as an approved project under the PPIP, and the awards were granted in August 2022.

Under the terms of the PPIP and LTIP, the number of RSUs granted in connection with settlement of approved projects is determined by reference to the 12-month trailing average stock price for the year the project reaches a payment event, whereas the grant date fair value of the RSUs for accounting purposes is based on the grant date closing price. For the RSUs awarded in connection with Lantana Place and The Santal, the aggregate grant date value was $2.1 million greater than the accrued liability for the two projects as a result of this different valuation methodology. During second-quarter 2022, Stratus transferred the $5.3 million accrued liability balance under the PPIP for Lantana Place and The Santal that was settled in RSUs to capital in excess of par value and is amortizing the $2.1 million excess of the grant-date value over the accrued liability with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year or one-year vesting periods of the related RSUs.

A summary of PPIP costs follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Charged to general and administrative expense	$148	$15
Capitalized to project development costs	110	51
Total PPIP costs	$258	$66

The accrued liability for the PPIP totaled $3.2 million at March 31, 2023, and $3.0 million at December 31, 2022 (included in other liabilities).

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2022 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both March 31, 2023 and December 31, 2022. Stratus has recorded a deferred tax asset totaling $38 thousand at both March 31, 2023 and December 31, 2022 related to state income taxes.

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

During 2023, Stratus expects to incur current state income taxes in addition to U.S. Federal current income taxes primarily associated with taxable income generated from cash received in the Holden Hills transaction.

The difference between Stratus' consolidated effective income tax rate of (23) percent for first-quarter 2023 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of March 31, 2023, and the executive compensation limitation. The difference between Stratus' consolidated effective income tax rate of (20) percent for first-quarter 2022 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to the release of a reserve on uncertain tax positions related to the 2015 through 2017 U.S. Federal tax audit, which was closed in first-quarter 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. Among other provisions, the IR Act imposes a new 1 percent excise tax on the fair market value of net corporate stock repurchases made by covered corporations, effective for tax years beginning after December 31, 2022. Stratus is assessing the potential impacts of the IR Act but does not expect the IR Act to have a material impact on its consolidated financial statements.

9. BUSINESS SEGMENTS
As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ Hotel and Entertainment segments, along with some leasing operations, is presented as discontinued operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Section N, Holden Hills, Amarra multi-family and commercial land, Amarra Villas, The Saint June, Amarra Drive lots and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase now known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (land for a future phase of retail development and for future multi-family use and retail pad sites at Magnolia Place), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes retail space at West Killeen Market, Lantana Place, Kingwood Place and the completed portions of Jones Crossing and Magnolia Place and retail pad sites subject to ground leases at Lantana Place, Kingwood Place and Jones Crossing.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Real Estate Operations:
Developed property sales	$2,493	$—
Undeveloped property sales	—	—
Commissions and other	—	19
	2,493	19
Leasing Operations:
Rental revenue	3,309	3,080
	3,309	3,080

Total revenues from contracts with customers	$5,802	$3,099

Financial Information by Business Segment. Summarized financial information by segment for the three months ended March 31, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$2,493	$3,309	$—	$5,802
Cost of sales, excluding depreciation	(4,487)	(1,261)	—	(5,748)
Depreciation and amortization	(27)	(906)	5	(928)
General and administrative expenses	—	—	(4,719)	(4,719)
Operating (loss) income	$(2,021)	$1,142	$(4,714)	$(5,593)
Capital expenditures and purchases and development of real estate properties	$9,027	$10,006	$—	$19,033
Total assets at March 31, 2023 [c]	307,571	109,136	63,012	479,719
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes cash, cash equivalents and restricted cash of $57.0 million.

Summarized financial information by segment for the three months ended March 31, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$19	$3,080	$—	$3,099
Intersegment	4	—	(4)	—
Cost of sales, excluding depreciation	(1,366)	(984)	—	(2,350)
Depreciation and amortization	(25)	(852)	4	(873)
General and administrative expenses	—	—	(3,167)	(3,167)
Gain on sale of assets [c]	—	4,812	—	4,812
Operating (loss) income	$(1,368)	$6,056	$(3,167)	$1,521
Capital expenditures and purchases and development of real estate properties	$4,864	$14,542	$182	$19,588
Total assets at March 31, 2022 [d]	254,212	106,652	183,904	544,768
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
d.Corporate, eliminations and other includes $151.2 million of assets held for sale associated with discontinued operations at Block 21 and cash, cash equivalents and restricted cash of $15.8 million.

10. SUBSEQUENT EVENTS

Stratus evaluated events after March 31, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Refer to Note 9 for discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. Our successful development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties, in order to benefit from, when available, an increase in the value of the property or from lower interest rates, or for other reasons. We are focused on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. Refer to “Business Strategy” in MD&A in our 2022 Form 10-K for a discussion of the evolution of our strategy during 2022.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills limited partnership and our share (related to Section N) of the cost of the Tecoma Improvements discussed below under “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills.” However, our development plans for future projects require significant additional capital. Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved.

We expect to reduce our reliance on our revolving credit facility and retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business. Our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time, as evidenced by our recent sales of The Saint Mary, The Santal and Block 21 in 2021 and 2022 and the distribution from the Holden Hills partnership in 2023. Further, we believe our investment strategy, current liquidity and pipeline of projects provide us with many years of opportunities to increase long-term value for our stockholders.

Given challenging market conditions discussed in more detail below, we are currently focused on successfully completing our projects under construction, managing our capital expenditures, advancing other projects through the planning, designing and entitlement process, maximizing cash flow from stabilized assets, controlling costs as much as possible in this inflationary environment, and continuing to source third-party equity capital. We have undeveloped properties currently undergoing active planning. Refer to “Recent Development Activities” below and Items 1. and 2. “Business and Properties” in our 2022 Form 10-K for a discussion of these projects. While uncertainty in the market, primarily due to the increasing costs of construction materials and labor, rising interest rates and recent disruptions in the banking industry due to some highly-publicized bank failures, is currently causing a pause in some sales processes and the start of new development projects, we believe there continues to exist strong demand for residential and residential-centric mixed use projects in Austin and the other markets in Texas where we operate, combined with limited supply. We will re-evaluate our strategy as development progresses on the projects in our pipeline and as market conditions stabilize.

OVERVIEW OF FINANCIAL RESULTS

Sources of Revenue and Income

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Multi-family and retail rental properties that we develop are reclassified to our Leasing Operations segment when construction is completed and they are ready for occupancy. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence built on it.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties and residences in the multi-family properties that we developed. We may also generate income from the sale of our leased properties, depending on market conditions.

Summary Financial Results for the First Quarter of 2023

Our revenues totaled $5.8 million in first-quarter 2023 compared with $3.1 million in first-quarter 2022. The increase in revenues in first-quarter 2023, compared to first-quarter 2022, is primarily a result of the sale of one Amarra Villas home in first-quarter 2023. Revenue in our Leasing Operations segment increased $0.2 million to $3.3 million in first-quarter 2023 compared with first-quarter 2022, primarily reflecting revenue from Magnolia Place, which had no rental revenue in first-quarter 2022, and increased revenue at Kingwood Place. Refer to "Results of Operations" below for further discussion of the results of operations of our segments.

Our net loss attributable to common stockholders totaled $5.8 million, or $0.71 per diluted share in first-quarter 2023, compared to net income attributable to common stockholders of $2.3 million, or $0.27 per diluted share, in first-quarter 2022. Our results for first-quarter 2022 included a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

Sale of Block 21 in May 2022

On May 31, 2022, we completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). We recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022. Block 21 was our wholly owned mixed-use real estate property in downtown Austin, Texas, containing the 251-room W Austin Hotel, Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue, Class A office space, retail space and the 3TEN ACL Live entertainment venue. The sale of Block 21 eliminated our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for first-quarter 2022 presented in the consolidated financial statements included in this Form 10-Q. Refer to Note 4 for further discussion.

RECENT DEVELOPMENT ACTIVITIES

Current Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” in our 2022 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2023, we completed and sold one home for $2.5 million. Construction on the last ten units continues to progress, and as of May 10, 2023, one home was under contract to sell and nine homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units are expected to be ready for occupancy in June 2023, and the project is expected to be completed in third-quarter 2023.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in two phases with a focus on health and wellness, sustainability and energy conservation. Phases I and II of the Holden Hills development plan encompass the development of the home sites. Phase I is expected to consist of 337 luxury residence sites to be developed in nine distinct communities or “pods,” and 12 single-family platted home sites or “estate lots,” and includes related amenities and infrastructure. Phase I also includes the Tecoma Improvements, described below. Phase II is expected to consist of 63 luxury residence sites to be developed in five pods, and 63 single-family platted estate lots, and includes related amenities and infrastructure. The luxury residences are expected to range in size from 2,000 square feet to 4,600 square feet. The estate lots are expected to range in size from 0.9 acres to 2.7 acres.

We entered into a limited partnership agreement with a third-party equity investor for this project in January 2023, and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. We contributed to the joint venture the Holden Hills land and related personal property at an agreed value of $70.0 million and our 50.0 percent partner contributed $40.0 million in cash. Immediately thereafter, the Holden Hills partnership distributed $30 million of cash to us. Further, the Holden Hills partnership reimbursed us for certain initial project costs and closing costs of approximately $5.8 million. We consolidate the Holden Hills limited partnership, and the contribution from our partner was accounted for as a noncontrolling interest. Refer to Notes 3 and 6 for further discussion.

We and the equity investor have agreed to contribute up to an additional $10 million each to the partnership if called upon by the general partner. The initial and potential additional equity contributions are projected to constitute a sufficient amount of equity capital to develop both Phase I and Phase II of the Holden Hills project. The partnership anticipates securing additional debt financing for the development of Phase II. The construction of homes on the pods or estate lots would require additional capital. We expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, in late 2024. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in late 2024 or 2025. We may sell the developed pods and estate lots or may elect to build and sell, or build and lease, homes on some or all of the pods and estate lots, depending on financing and market conditions. Pods and estate lots may also be acquired from the Holden Hills partnership by a limited partner for further development under procedures approved by the partners.

We entered into a development agreement with the Holden Hills partnership (Development Agreement) that provides that, as part of Phase I, the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by us from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma

Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. Pursuant to the Development Agreement, we will reimburse the Holden Hills partnership for 60 percent of the costs of the Tecoma Improvements. We have posted standby letters of credit with the City of Austin under our revolving credit facility with Comerica Bank totaling approximately $11 million as fiscal security for completion of certain infrastructure improvements benefiting the Holden Hills project and has agreed to leave such fiscal security in place until the improvements are completed.

The Holden Hills partnership is expected to be eligible to be reimbursed in the future by Travis County Municipal Utility Districts (MUD) for a portion of costs of the Tecoma Improvements and also for a portion of costs related only to the Holden Hills project, with such MUD reimbursements currently estimated to be up to a maximum of $6.4 million for the Tecoma Improvements and $8.0 million for only the Holden Hills project. The Holden Hills partnership has agreed to deliver to us 60 percent of any MUD reimbursements for Tecoma Improvement costs paid directly by us, when such reimbursements are received by the partnership. The amount and timing of MUD reimbursements depends upon, among other factors, the amount and timing of actual costs incurred, the MUD having a sufficient tax base within its district to issue bonds and obtaining the necessary state approval for the sale of the bonds. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain.

Section N. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. We are designing a dense, mid-rise, mixed-use project, with extensive multi-family and retail components, coupled with limited office, entertainment and hospitality uses, surrounded by an extensive outdoor recreational and greenspace amenities, which are expected to result in a significant increase in development density as compared to our prior plans.

The Saint George
In fourth-quarter 2021, we purchased the land for The Saint George, a 316-unit luxury wrap-style, multi-family project in north-central Austin. We entered into a construction loan for this project and began construction in third-quarter 2022. We currently expect to achieve substantial completion by mid-2024.

The Annie B
In third-quarter 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury multi-family units. We continue to work to finalize our development plans with a goal of beginning construction in late 2023 or 2024, subject to obtaining financing and other market conditions.

The Saint Julia
We have advanced development plans for The Saint Julia, a 306-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. We currently do not expect to begin construction prior to 2024, and The Saint Julia project remains subject to financing and market conditions.

Other Residential
In October 2022, we entered into a contract to sell approximately 11 acres planned for 275 multi-family units in Magnolia Place for $4.3 million, which is currently expected to close by mid-2024. Upon the anticipated closing of the sale, we would have 18 acres planned for up to 600 multi-family units remaining in Magnolia Place.

We continue to evaluate options for the 21-acre multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas. We are also evaluating options for a multi-family project on our remaining land in Lakeway, Texas.

Current Commercial Activities

The discussion below focuses on our recent significant commercial activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” in our 2022 Form 10-K.

Magnolia Place
The retail component of Magnolia Place, our H-E-B shadow-anchored retail project in Magnolia, Texas, is currently planned to consist of up to four retail buildings totaling approximately 34,000 square feet and up to nine retail pad sites to be sold or ground leased. The first phase of development consists of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. Except for a storm water drainage pond and certain City of Magnolia water supply upgrades, which are expected to be completed by the end of 2023, the first phase of development was completed in third-quarter 2022, and the two retail buildings were turned over to our retail tenants to begin their finish-out process. As of March 31, 2023, we had signed leases for all the retail space in the first phase of development. We sold two retail pad sites in 2022 for a total of $3.4 million, leaving up to seven additional pad sites available for lease or sale.

Jones Crossing
Jones Crossing, our H-E-B shadow-anchored mixed-use project in College Station, Texas, the location of Texas A&M University, has additional commercial development potential of approximately 104,750 square feet of commercial space.

Other Commercial

We also own and operate the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Hood. As of March 31, 2023, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space.
•At Jones Crossing, as of March 31, 2023, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,117 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease.
•Lantana Place is our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of March 31, 2023, we had signed leases for approximately 90 percent of the 99,379-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,855 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and as of March 31, 2023, we had signed leases for approximately 96 percent of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

Potential Development Projects and Pipeline

Our development plans for The Annie B, Section N and The Saint Julia will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we receive development management fees and asset management fees and with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. We anticipate seeking additional debt to finance the development of Phase II of Holden Hills. We are also pursuing other development projects. These potential development projects and projects in our pipeline could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Market Conditions

During 2022, the U.S. economy experienced steep rises in inflation and interest rates. Refer to “Debt Maturities and Other Contractual Obligations” below for further discussion about the increase in interest rates. Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightening bank credit. These factors are having an adverse impact on the projected profitability of our new projects, have delayed projects under construction and the commencement of construction on new projects, have adversely impacted our ability to raise equity capital on attractive terms in our desired time frame, and have adversely impacted our ability to sell some properties at attractive prices in our desired time frame. To manage these risks, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. In addition, because all of our debt is subject to variable interest rates, we are experiencing increased borrowing costs, and our developed properties are experiencing increased operating costs due to inflation. Refer to Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein and in our 2022 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of our operating segments. Corporate, eliminations and other include consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein.

The following table summarizes our operating results (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating (loss) income:
Real Estate Operations [a]	$(2,021)	$(1,368)
Leasing Operations [b]	1,142	6,056
Corporate, eliminations and other [c]	(4,714)	(3,167)
Operating (loss) income	$(5,593)	$1,521
Interest expense, net	$—	$(15)
Net (loss) income from continuing operations	$(6,273)	$1,812
Net income from discontinued operations	$—	$375
Net (loss) income attributable to common stockholders	$(5,801)	$2,272
a.Includes sales commissions and other revenues together with related expenses.
b.First-quarter 2022 includes a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.
c.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

As a result of the sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Developed property sales	$2,493	$—
Undeveloped property sales	—	—
Commissions and other	—	23
Total revenues	2,493	23
Cost of sales, including depreciation	(4,514)	(1,391)
Operating loss	$(2,021)	$(1,368)

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$2,493	$2,172	—	$—	$—
Total Residential	1	$2,493		—	$—
The increase in revenues from developed property sales for first-quarter 2023, compared to first-quarter 2022, reflects the sale of one Amarra Villas home compared to no sales in first-quarter 2022.

Real Estate Cost of Sales and Depreciation. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales increased to $4.5 million in first-quarter 2023 compared to $1.4 million in first-quarter 2022, primarily reflecting the sale of one Amarra Villas home in first-quarter 2023 while the absence of sales in first-quarter 2022 resulted in no cost of property sold.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Rental revenue	$3,309	$3,080
Rental cost of sales, excluding depreciation	(1,261)	(984)
Depreciation	(906)	(852)
Gain on sale of assets	—	4,812
Operating income	$1,142	$6,056

Rental Revenue. In first-quarter 2023, rental revenue primarily included revenue from Lantana Place, Kingwood Place, Jones Crossing, West Killeen Market and Magnolia Place. In first-quarter 2022, rental revenue primarily included revenue from Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market. The increase in rental revenue in first-quarter 2023, compared with first-quarter 2022, primarily reflects revenue from Magnolia Place, which had no rental revenue in first-quarter 2022, and increased revenue at Kingwood Place.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in first-quarter 2023 compared with first-quarter 2022, primarily as a result of The Saint June and Magnolia Place, both of which had no operating expenses in first-quarter 2022, and costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Gain on Sale of Assets. In first-quarter 2022, we recognized a gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses increased to $4.7 million in first-quarter 2023 compared to $3.2 million in first-quarter 2022 primarily as a result of higher compensation costs for salary increases, estimated cash incentive awards for 2023, as well as restricted stock units (RSUs) granted in second-quarter 2022 in connection with the Profit Participation Incentive Plan (PPIP) payouts for Lantana Place and The Santal. Fees related to a new consulting arrangement in 2023 to help raise third-party equity capital and office rent, which was eliminated in consolidation prior to the sale of Block 21, also contributed to the increase.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $2.4 million in first-quarter 2023 compared with $1.1 million in first-quarter 2022. Interest costs in first-quarter 2023 were higher, compared to first-quarter 2022, primarily reflecting rising interest rates as well as an increase in average debt balances. As of March 31, 2023, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased over the past year, including for first-quarter 2023, and may continue to rise in the future if prevailing market interest rates continue to climb.
Capitalized interest totaled $2.4 million in first-quarter 2023 compared to $1.1 million in first-quarter 2022. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for both periods presented.
(Provision for) Benefit from Income Taxes. We recorded a provision for income taxes of $1.2 million in first-quarter 2023 compared to a benefit from income taxes of $0.3 million in first-quarter 2022. Refer to Note 8 for further discussion of income taxes.
Net Income from Discontinued Operations. As a result of the sale of Block 21 in May 2022, we did not have any net income from discontinued operations in first-quarter 2023 compared to $0.4 million in first-quarter 2022.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $0.5 million in first-quarter 2023 compared to $0.1 million in first-quarter 2022.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Three Months Ended March 31, 2023 and 2022
Operating Activities. Cash used in operating activities totaled $18.4 million in first-quarter 2023, compared with $18.1 million in first-quarter 2022. Expenditures for purchases and development of real estate properties totaled $9.0 million in first-quarter 2023 and $4.9 million in first-quarter 2022, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other in first-quarter 2023 and first-quarter 2022 are primarily related to the timing of property tax payments. The cash outflow resulting from the increase in other assets in first-quarter 2022 is primarily related to a $4.0 million deposit that we delivered to the City of Austin to secure our obligation to construct certain subdivision improvements related to the Holden Hills project.

Investing Activities. Cash used in investing activities totaled $10.2 million in first-quarter 2023 and $14.9 million in first-quarter 2022. Capital expenditures totaled $10.0 million in first-quarter 2023, primarily for The Saint June and The Saint George, and $14.7 million in first-quarter 2022, primarily for The Saint June and Magnolia Place.

Financing Activities. Cash provided by financing activities totaled $42.7 million in first-quarter 2023 and $13.5 million in first-quarter 2022. In first-quarter 2023, we had no net borrowings on the Comerica Bank revolving credit facility, compared with net borrowings of $10.0 million in first-quarter 2022. In first-quarter 2023, net borrowings on project and term loans totaled $5.1 million, primarily reflecting borrowings on The Saint June construction loan and the Amarra Villas revolving credit facility, partially offset by the payoff of the New Caney land loan. In first-quarter 2022 net borrowings on project and term loans totaled $3.9 million, primarily reflecting borrowings on the Magnolia Place construction loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” and “Debt Maturities and Other Contractual Obligations” below for a discussion of our outstanding debt at March 31, 2023.

In first-quarter 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. During first-quarter 2023, $0.2 million of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $1.1 million of dividends accrued for unvested RSUs presented in accrued liabilities as of March 31, 2023. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest. In 2022, with written consent from Comerica Bank, our Board also approved a share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock, which replaced our prior share repurchase program. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of March 31, 2023, we had repurchased 338,324 shares of our common stock for a total of $8.8 million at an average price of $25.88. Through May 10, 2023, we have acquired 359,553 shares of our common stock for a total cost of $9.2 million at an average price of $25.64 per share, and $0.8 million remains available for repurchases under the program.

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

Revolving Credit Facility and Other Financing Arrangements
As of March 31, 2023, we had $50.9 million in cash and cash equivalents and restricted cash of $8.9 million, and no amount was borrowed under our revolving credit facility. Of the $50.9 million in consolidated cash and cash equivalents at March 31, 2023, $5.9 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements. We have taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of our deposits; however, we typically have some cash balances on deposit with banks in excess of FDIC insured limits. Any loss of uninsured deposits could have a material adverse effect on our future financial condition, liquidity and operations. As of March 31, 2023, $46.9 million was invested in a FDIC insured cash sweep platform.

As of March 31, 2023, we had total debt of $129.4 million based on the principal amounts outstanding compared with $123.9 million at December 31, 2022. As of March 31, 2023, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $53.7 million, resulting in availability of $42.7 million, net of letters of credit totaling $11.0 million issued under the revolving credit facility to secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2023.

In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025 and increased the floor of the facility’s benchmark rate. As amended, advances under the revolving credit facility bear interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. Refer to Note 6 for additional discussion.

In January 2023, The Saint June construction loan interest terms were modified. In February 2023, The Annie B land loan’s maturity was extended to March 1, 2024 and the interest terms were modified. Also in February 2023, our subsidiary Holden Hills, L.P. entered into a $26.1 million construction loan with Comerica Bank due February 8, 2026 to finance the development of Phase I of the Holden Hills project. In March 2023, we repaid the $4.1 million New Caney land loan. In May 2023, the Magnolia Place construction loan interest terms were modified. Refer to Note 6 for further discussion.

Our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2022 Form 10-K for a discussion of the financial covenants in our debt agreements. As of March 31, 2023, we were in compliance with all of our financial covenants; however, our Jones Crossing project did not pass the debt service coverage ratio (DSCR) test under the Jones Crossing loan. The DSCR under the Jones Crossing loan is not a financial covenant; however, to avoid a “Cash Sweep Period,” as defined in the loan agreement, we made a $1.7 million principal payment on the Jones Crossing loan in May 2023 to restore the DSCR to the required threshold. Based on our current estimates of Jones Crossing operating income and interest rates, we believe additional principal payments in the aggregate of up to approximately $2.3 million over the next 12 months are likely to be required to maintain the DSCR and avoid a Cash Sweep Period.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, Amarra Villas revolving credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in 2022 in connection with the special cash dividend and share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

Our project loans are generally secured by all or substantially all of the assets of the projects, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee all or part of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Jones Crossing loan guaranty, which is generally limited to non-recourse carve-out obligations. We were released as guarantor under the Lantana Place construction loan guaranty in 2022. Refer to Note 6 to our consolidated financial statements in our 2022 Form 10-K for additional discussion.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Comerica Bank revolving credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan [b]	—	—	—	24,269		—	24,269
The Annie B land loan [c]	—	14,000	—	—	—	—	14,000
Construction loans:
Kingwood Place [d]	27,850	—	—	—	—	—	27,850
Lantana Place	101	260	284	304	20,931	—	21,880
The Saint June	—	21,278	—	—	—	—	21,278
West Killeen Market	46	66	5,186	—	—	—	5,298
Magnolia Place	—	7,341	—	—	—	—	7,341
Amarra Villas revolving credit facility	—	7,446	—	—	—	—	7,446
Total [e]	$27,997	$50,391	$5,470	$24,573	$20,931	$—	$129,362
a.In first-quarter 2023, we entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025. Refer to Note 6 for further information.
b.In May 2023, we made a $1.7 million principal payment to bring the DSCR back above 1.15 to 1.00 to avoid a Cash Sweep Period.
c.In first-quarter 2023, we extended the maturity date of this loan to March 1, 2024.
d.The maturity date is December 6, 2023. We have the option to extend the maturity date for one additional 12-month period, subject to certain debt service coverage conditions; we project that we will meet the conditions and expect to exercise the option to extend the maturity.

e.The Saint George and Holden Hills construction loans did not have outstanding balances at March 31, 2023.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended
	March 31,
	2023	2022 [a]
Comerica Bank revolving credit facility [b]	—%	5.00%
Jones Crossing loan	6.73	2.42
The Annie B land loan	7.44	3.50
New Caney land loan [c]	—	3.11
Construction loans:
Kingwood Place	7.15	2.65
Lantana Place	6.93	3.00
The Saint June [d]	7.29	—
West Killeen Market	7.24	3.00
Magnolia Place	7.79	3.50
Amarra Villas revolving credit facility	7.45	3.16
a.At March 31, 2022, we had an outstanding balance of $38 thousand for the loan under the Paycheck Protection Program (PPP loan). The PPP loan bore interest at 1.00 percent. The PPP loan matured and the remaining balance was repaid on April 15, 2022.
b.We did not have an outstanding balance during first-quarter 2023. At March 31, 2023, the interest rate for the revolving credit facility was 8.67 percent.
c.In March 2023, we repaid this loan.
d.We did not have an outstanding balance during first-quarter 2022.

Other than as discussed above and in our financial statements for the quarter ended March 31, 2023, there have been no material changes in our contractual obligations related to Amarra Villas, Magnolia Place, The Saint June, The Saint George and the first phase of Holden Hills since December 31, 2022. Refer to MD&A in our 2022 Form 10-K for further information regarding our contractual obligations.

Liquidity Outlook
We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. For our development projects with firm commitments, we have construction loans, as well as remaining equity capital allocated to the projects to fund the projected cash outlays for these projects over the next 12 months except for 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills limited partnership. Refer to "Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills” above for further discussion of the Tecoma Improvements. As of March 31, 2023, our expected cash requirements to fund our firm commitments have not changed significantly from the amounts reported in our 2022 Form 10-K.

Our stabilized commercial properties (West Killeen Market, Jones Crossing, Lantana Place and Kingwood Place) are projected to generate positive cash flow after debt service over the next 12 months. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we have cash on hand and availability under our revolving credit facility (which was recently extended to March 27, 2025, as stated above) in amounts expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities or refinance our debt that matures in the next 12 months. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main source of revenue and cash flow is expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2022 Form 10-K and “Risk Factors” included in Part I, Item 1A. of our 2022 Form 10-K for further discussion.

Our ability to meet our cash obligations over the longer term will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2022 Form 10-K.

NEW ACCOUNTING STANDARDS

No new accounting pronouncements adopted or issued by the Financial Accounting Standards Board had or may have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. For additional information regarding these types of activities, refer to the discussion about our firm commitments in “Liquidity Outlook” above and Note 9 to our consolidated financial statements in our 2022 Form 10-K.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impact of inflation and interest rate changes, supply chain constraints and tightening bank credit, our ability to meet our future debt service and other cash obligations, future cash flows and liquidity, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, the impacts of any major public health crisis, and future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes and the cost of building materials and labor, increases in inflation and interest rates, supply chain constraints, tightening bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax and business conditions, including as a result of the war in Ukraine, potential U.S. or local economic downturn or recession or failure of the U.S. Congress to raise the statutory debt limit, the availability and terms of financing for development projects and other corporate purposes, the failure of any bank in which we deposit our funds, any major public health crisis, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2022 Form 10-K, filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b)          Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2023. For additional information on risk factors, refer to Part 1, Item 1A. “Risk Factors” of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended March 31, 2023.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended March 31, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program as of March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [a]
January 1, 2023 through January 31, 2023	—	$—	—	$2,135,797
February 1, 2023 through February 28, 2023	6,406	$21.91	6,406	$1,995,565
March 1, 2023 through March 31, 2023	37,218	$20.25	37,218	$1,242,755
Total	43,624	$20.49	43,624	$1,242,755
a.On September 2, 2022, we announced that our Board approved a share repurchase program authorizing repurchases of up to $10.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. The new program replaces our prior share repurchase program. Through May 10, 2023, we have acquired 359,553 shares of our common stock for a total cost of $9.2 million at an average price of $25.64 per share, and $0.8 million remains available for repurchases under the program.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.	X

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Fifth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of March 10, 2023.		10-K	001-37716	3/31/2023

10.2	Interest Rate Index Replacement Agreement dated January 3, 2023 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		10-K	001-37716	3/31/2023

10.3	Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.4	Installment Note by and between Holden Hills, L.P. and Comerica Bank dated February 8, 2023.		8-K	001-37716	2/14/2023

10.5	Guaranty by Stratus Properties Inc. for the benefit of Comerica Bank dated February 8, 2023 with respect to the Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.6†	Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.		10-K	001-37716	3/31/2023

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.7†	Development Agreement effective as of January 31, 2023, between Stratus Properties Operating Co., L.P. and Holden Hills, L.P.		10-K	001-37716	3/31/2023

10.8*	Stratus Properties Inc. Long-Term Incentive Plan and Form of Award Notice.	X

10.9*	Stratus Properties Inc. Executive Annual Incentive Plan (effective January 2023).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: May 15, 2023
S-1