Form 10-Q
period 2023-06-30
STRATUS PROPERTIES INC
filed 2023-08-14
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On August 9, 2023, there were 7,997,215 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$44,145	$37,666
Restricted cash	995	8,043
Real estate held for sale	1,773	1,773
Real estate under development	271,597	239,278
Land available for development	47,113	39,855
Real estate held for investment, net	94,478	92,377
Lease right-of-use assets	11,711	10,631
Deferred tax assets	38	38
Other assets	13,905	15,479
Total assets	$485,755	$445,140

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$18,107	$15,244
Accrued liabilities, including taxes	5,393	7,049
Debt	137,432	122,765
Lease liabilities	16,297	14,848
Deferred gain	3,066	3,519
Other liabilities	6,299	9,642
Total liabilities	186,594	173,067

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	96	94
Capital in excess of par value of common stock	196,819	195,773
Retained earnings	30,350	41,452
Common stock held in treasury	(32,449)	(30,071)
Total stockholders’ equity	194,816	207,248
Noncontrolling interests in subsidiaries	104,345	64,825
Total equity	299,161	272,073
Total liabilities and equity	$485,755	$445,140

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Real estate operations	$58	$7,925	$2,551	$7,944
Leasing operations	3,472	3,200	6,781	6,280
Total revenues	3,530	11,125	9,332	14,224
Cost of sales:
Real estate operations	2,697	5,432	7,184	6,798
Leasing operations	1,144	870	2,405	1,854
Depreciation and amortization	970	884	1,898	1,757
Total cost of sales	4,811	7,186	11,487	10,409
General and administrative expenses	4,071	3,444	8,790	6,611
Gain on sale of assets	—	—	—	(4,812)
Total	8,882	10,630	20,277	12,208
Operating (loss) income	(5,352)	495	(10,945)	2,016
Interest expense, net	—	—	—	(15)
Other income, net	544	80	1,029	86
(Loss) income before income taxes and equity in unconsolidated affiliate's loss	(4,808)	575	(9,916)	2,087
(Provision for) benefit from income taxes	(498)	(41)	(1,660)	261
Equity in unconsolidated affiliate's loss	(3)	(2)	(6)	(4)
Net (loss) income from continuing operations	(5,309)	532	(11,582)	2,344
Net income from discontinued operations	—	95,925	—	96,300
Net (loss) income and total comprehensive (loss) income	(5,309)	96,457	(11,582)	98,644
Total comprehensive loss attributable to noncontrolling interests	8	164	480	249
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(5,301)	$96,621	$(11,102)	$98,893

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.64)	$0.09	$(1.35)	$0.31
Discontinued operations	—	11.59	—	11.66
	$(0.64)	$11.68	$(1.35)	$11.97
Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.64)	$0.09	$(1.35)	$0.31
Discontinued operations	—	11.44	—	11.51
	$(0.64)	$11.53	$(1.35)	$11.82

Weighted-average shares of common stock outstanding:
Basic	8,227	8,273	8,225	8,262
Diluted	8,227	8,383	8,225	8,369
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(11,582)	$98,644
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,898	1,757
Cost of real estate sold	2,087	3,599
Gain on sale of discontinued operations	—	(119,695)
Gain on sale of assets	—	(4,812)
Debt issuance cost amortization and stock-based compensation	1,443	1,107
Equity in unconsolidated affiliate’s loss	6	4
Deferred income taxes	—	5,832
Purchases and development of real estate properties	(21,084)	(12,091)
Decrease in other assets	601	3,112
Decrease in accounts payable, accrued liabilities and other	(123)	(21,098)
Net cash used in operating activities	(26,754)	(43,641)

Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	105,813
Capital expenditures	(23,477)	(27,575)
Payments on master lease obligations	(484)	(418)
Other	9	—
Net cash (used in) provided by investing activities	(23,952)	77,820

Cash flow from financing activities:
Borrowings from revolving credit facility	—	30,000
Payments on revolving credit facility	—	(30,000)
Borrowings from project loans	22,828	12,455
Payments on project and term loans	(8,328)	(5,582)
Payment of dividends	(616)	—
Finance lease principal payments	(7)	—
Stock-based awards net payments	(789)	(452)
Noncontrolling interest contribution	40,000	—
Purchases of treasury stock	(1,589)	—
Financing costs	(1,362)	(205)
Net cash provided by financing activities	50,137	6,216
Net (decrease) increase in cash, cash equivalents and restricted cash	(569)	40,395
Cash, cash equivalents and restricted cash at beginning of year	45,709	70,139
Cash, cash equivalents and restricted cash at end of period	$45,140	$110,534
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
Exercised and vested stock-based awards	40	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	529	—	—	—	529	—	529
Tender of shares for stock-based awards	—	—	—	—	11	(216)	(216)	—	(216)
Common stock repurchases	—	—	—	—	44	(894)	(894)	—	(894)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(5,801)	—	—	(5,801)	(472)	(6,273)
Balance at March 31, 2023	9,479	$94	$196,308	$35,651	1,503	$(31,181)	$200,872	$104,353	$305,225
Exercised and vested stock-based awards	93	2	—	—	—	—	2	—	2
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	505	—	—	—	505	—	505
Tender of shares for stock-based awards	—	—	—	—	28	(573)	(573)	—	(573)
Common stock repurchases	—	—	—	—	31	(695)	(695)	—	(695)
Total comprehensive loss	—	—	—	(5,301)	—	—	(5,301)	(8)	(5,309)
Balance at June 30, 2023	9,572	$96	$196,819	$30,350	1,562	$(32,449)	$194,816	$104,345	$299,161

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

Related Party Transactions. Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Whitefish Partners for the consultant’s consulting services and expense reimbursements totaled $185 thousand for first-quarter 2022, which included $20 thousand as an annual incentive award for 2021 and a $135 thousand cash payment under Stratus’ Profit Participation Incentive Plan (PPIP). In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the PPIP and the Long-Term Incentive Plan (LTIP). In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. As of June 30, 2023, the employee has two outstanding awards under the PPIP. The liability associated with these awards at June 30, 2023 is not significant to the consolidated financial statements. Refer to Note 7 for discussion of the PPIP and LTIP. For additional information regarding Stratus' related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1, 2 and 4 in the Stratus 2022 Form 10-K.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income from continuing operations	$(5,309)	$532	$(11,582)	$2,344
Net income from discontinued operations	—	95,925	—	96,300
Net (loss) income and total comprehensive (loss) income	(5,309)	96,457	(11,582)	98,644
Total comprehensive loss attributable to noncontrolling interests	8	164	480	249
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(5,301)	$96,621	$(11,102)	$98,893

Basic weighted-average shares of common stock outstanding	8,227	8,273	8,225	8,262
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	110	—	107
Diluted weighted-average shares of common stock outstanding	8,227	8,383	8,225	8,369

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.64)	$0.09	$(1.35)	$0.31
Discontinued operations	—	11.59	—	11.66
	$(0.64)	$11.68	$(1.35)	$11.97

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.64)	$0.09	$(1.35)	$0.31
Discontinued operations	—	11.44	—	11.51
	$(0.64)	$11.53	$(1.35)	$11.82
a.Excludes 222 thousand shares for second-quarter 2023 and 259 thousand shares for the first six months of 2023 of common stock associated with RSUs that were anti-dilutive as a result of net losses. Excludes 2 thousand shares for the first six months of 2022 of common stock associated with RSUs that were anti-dilutive.

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

As a result of these transactions, Stratus holds, indirectly through its wholly owned subsidiaries, a 50.0 percent equity interest in the Holden Hills partnership, and the Class B limited partner holds the remaining 50.0 percent equity interest in the Holden Hills partnership. Stratus’ potential returns on its equity investment in the Holden Hills partnership may increase above its relative equity interest as negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion. Stratus consolidates the Holden Hills partnership; therefore, its contribution of the Holden Hills land and related personal property was recorded at historical cost and the contribution from the Class B limited partner was accounted for as a noncontrolling interest in subsidiary.

In addition to each partner’s initial capital contribution, upon the call of the general partner from time to time, Stratus is obligated to make capital contributions up to an additional $10.0 million, and the Class B limited partner is also obligated to make capital contributions up to an additional $10.0 million.

Stratus has the authority to manage the day-to-day operations of the Holden Hills partnership, subject to approval rights of the Class B limited partner for specified “major decisions,” including project and operating budgets, the business plan and amendments thereto; sales, leases or transfers of any portion of the Holden Hills Project to any partner, affiliate of any partner, or to any unaffiliated third party other than as contemplated in the business plan; incurring any debt, mortgage or guaranty; capital calls in excess of those previously agreed upon; admitting a new partner; and certain transfers of direct or indirect interests in the Holden Hills partnership. The business plan includes rights of first refusal in favor of the Class B limited partner for sale of luxury residence sites to be developed in distinct communities or “pods” to a third party. A “deadlock” may be declared by any partner if any limited partner does not approve any two major decisions proposed by the general partner within any 12-month period. Prior to the third anniversary of the effective date of the limited partnership agreement, a buy-sell provision can be triggered only if there is a deadlock. On or after the third anniversary, any partner can initiate a buy-sell at any time by written notice to the other partner, specifying the buyout price.

Stratus has entered into a development agreement with the Holden Hills partnership pursuant to which the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by Stratus from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements), and Stratus will reimburse the partnership for 60 percent of the costs. The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. As of June 30, 2023, Stratus had $10.6 million remaining to complete the Tecoma Improvements.

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

Operating Loans to Partnerships. In April 2023, Stratus made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. The loan bears interest at the one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate plus 5.00 percent and must be repaid before distributions may be made to the partners.

In June 2023, Stratus made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. The loan bears interest at the Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent and must be repaid before distributions may be made to the partners.

Potential Returns. The following table presents the distribution percentages for the limited partnerships in which Stratus’ potential returns may increase above its relative equity interest if certain hurdles are achieved.

	Distribution Percentages
	The Saint George Apartments, L.P.		The Saint June, L.P.		Holden Hills, L.P.		Stratus Kingwood Place, L.P.
	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partners
Until all partners have received a return of their capital contributions and a 9.0 percent cumulative return;	10.00%	90.00%	34.13%	65.87%	50.00%	50.00%	60.00%	40.00%
Until all partners have received an 11.0 percent cumulative return;	—	—	—	—	—	—	68.00	32.00
Until the Class B limited partner has received a 12.0 percent cumulative return;	20.00	80.00	44.13	55.87	55.00	45.00	—	—
Until the Class B limited partner has received an 18.0 percent cumulative return;	30.00	70.00	—	—	—	—	—	—
Thereafter	50.00	50.00	54.13	45.87	65.00	35.00	76.00	24.00

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans), which are eliminated (in thousands):

	June 30, 2023 [a]	December 31, 2022
Assets: [b]
Cash and cash equivalents	$4,745	$7,744
Real estate under development	156,499	107,968
Land available for development	4,116	3,927
Real estate held for investment	33,389	31,415
Other assets	4,383	4,503
Total assets	203,132	155,557
Liabilities: [c]
Accounts payable and accrued liabilities	13,131	12,247
Debt	71,368	55,305
Total liabilities	84,499	67,552
Net assets	$118,633	$88,005
a.Includes the assets and liabilities of the Holden Hills partnership, which was formed in January 2023.
b.Substantially all of the assets are available to settle only obligations of the partnerships.
c.All of the debt is guaranteed by Stratus until certain conditions are met as provided in the applicable loan agreements. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus.

4. ASSET SALES
Block 21 - Discontinued Operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas containing the 251-room W Austin Hotel and Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue, Class A office space, retail space and the 3TEN ACL Live entertainment venue. On May 31, 2022, Stratus completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Stratus’ net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million escrowed at closing and disbursed in full to Stratus in June 2023). Stratus recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statement of comprehensive income for second-quarter 2022 and the first six months of 2022 because the disposal represents a strategic shift that had a major effect on operations. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Block 21’s results of operations in the consolidated statements of comprehensive (loss) income consist of the following (in thousands):

	Two Months Ended	Five Months Ended
	May 31, 2022
Revenues: [a]
Hotel	$6,782	$12,653
Entertainment	4,650	9,990
Leasing operations and other	206	932
Total revenue	11,638	23,575
Cost of sales:
Hotel	4,487	9,230
Entertainment	3,624	7,763
Leasing operations and other	331	802
Depreciation [b]	—	—
Total cost of sales	8,442	17,795
General and administrative expenses	136	236
Gain on sale of assets	(119,695)	(119,695)
Operating income	122,755	125,239
Interest expense, net	(1,291)	(3,236)
Provision for income taxes	(25,539)	(25,703)
Net income from discontinued operations	$95,925	$96,300
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $189 thousand for the two months ended May 31, 2022 and $510 thousand for the five months ended May 31, 2022.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in the fourth quarter of 2021.

Capital expenditures associated with discontinued operations totaled $31 thousand in second-quarter 2022 and $213 thousand the first six months of 2022.

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

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $73 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of pre-tax gain in first-quarter 2022. A contract liability is presented as a deferred gain in the consolidated balance sheets in the amount of $3.1 million at June 30, 2023 and $3.5 million at December 31, 2022. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

The fair value of Stratus’ debt also approximates fair value, as the interest rates are variable and approximate prevailing market interest rates available for similar mortgage debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates available for similar mortgage debt. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT AND EQUITY
The components of Stratus' debt follow (in thousands):

	June 30, 2023	December 31, 2022
Comerica Bank revolving credit facility	$—	$—
Jones Crossing loan	22,289	24,143
The Annie B land loan	13,950	13,969
New Caney land loan	—	4,047
Construction loans: [a]
Kingwood Place	28,044	27,507
The Saint June	24,617	13,829
Lantana Place	21,792	21,782
Amarra Villas revolving credit facility	10,951	5,366
Magnolia Place	8,006	6,816
West Killeen Market	5,276	5,306
The Saint George	2,507	—
Total debt [b]	$137,432	$122,765
a.The Holden Hills construction loan had no outstanding balance at June 30, 2023.
b.Includes net reductions for unamortized debt issuance costs of $2.0 million at June 30, 2023, and $1.1 million at December 31, 2022.

Comerica Bank revolving credit facility. As of June 30, 2023, Status had $42.7 million available under the Comerica Bank revolving credit facility net of letters of credit totaling $11.0 million issued to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In March 2023, Stratus entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025, and increased the floor of the one-month BSBY Rate. As amended, advances under the revolving credit facility bear interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, Stratus entered into a modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, Stratus entered into a $2.3 million letter of credit to secure its obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, estimated to cost approximately $2.3 million. The amount available under the revolving credit facility, net of letters of credit issued, was $40.4 million as of August 9, 2023.

Jones Crossing loan. The Jones Crossing loan requires the Jones Crossing project to meet a debt service coverage ratio (DSCR) test of 1.15 to 1.00 measured quarterly and, starting June 30, 2023, on a rolling 12 month basis. If the DSCR falls below 1.15 to 1.00, it is not an event of default, but a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary, unless a principal payment is made on the loan to restore the DSCR to the required threshold. The DSCR fell below 1.15 to 1.00 in each of fourth-quarter 2022 and first-quarter 2023, and the Jones Crossing subsidiary made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to bring the DSCR back above 1.15 to 1.00 and a Cash Sweep Period did not occur. The DSCR fell below 1.15 to 1.00 in second-quarter 2023 and the Jones Crossing subsidiary must make an additional principal payment of approximately $1.2 million in August 2023 or allow a Cash Sweep Period to commence.

The Annie B land loan. In February 2023, Stratus Block 150, L.P. entered into a modification agreement that extended the maturity date of The Annie B land loan to March 1, 2024, and changed the interest rate to the one-month BSBY Rate (with a floor of 0.50 percent) plus 3.00 percent. In connection with the modification agreement, Stratus Block 150, LP, escrowed an interest reserve of $0.6 million with the lender.

New Caney land loan. In March 2023, the New Caney land loan was repaid.

The Saint June construction loan. In January 2023, The Saint June construction loan was amended to change the interest rate for the loan to SOFR with a floor of 0.75 percent plus 2.85 percent, subject to an overall 3.50 percent floor.

Amarra Villas revolving credit facility. In March 2023, Stratus made a $2.2 million principal payment on the Amarra Villas revolving credit facility upon the closing of a sale of one of the Amarra Villas homes.

Magnolia Place construction loan. In May 2023, the Magnolia Place construction loan was amended to change the interest rate for the loan to Term SOFR with a floor of 0.00 percent plus 3.36 percent, subject to an overall 3.50 percent floor.

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

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $2.9 million in second-quarter 2023, $1.5 million in second-quarter 2022, $5.3 million for the first six months of 2023 and $2.6 million for the first six months of 2022. Substantially all of these interest costs were capitalized for the periods presented. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for the periods presented.

Equity. The Comerica Bank revolving credit facility, Amarra Villas revolving credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Accrued liabilities included $0.7 million as of June 30, 2023, and $1.3 million as of December 31, 2022, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

In 2022, with written consent from Comerica Bank, Stratus’ Board also approved a share repurchase program, which authorizes repurchases of up to $10.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. During the first six months of 2023, Stratus acquired 74,306 shares of its common stock under the share repurchase program for a total cost of $1.6 million at an average price of $21.36 per share. Through August 9, 2023, Stratus has acquired 381,889 shares of its common stock for a total cost of $9.8 million at an average price of $25.65 per share, and $0.2 million remains available for repurchases under the program.

7. PROFIT PARTICIPATION INCENTIVE PLAN AND LONG-TERM INCENTIVE PLAN
In July 2018, the Compensation Committee adopted the PPIP. In February 2023, the Committee approved the LTIP, which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. As of June 30, 2023, there were not yet any participation interests awarded under the LTIP. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Notes 1 and 8 of the Stratus 2022 Form 10-K for further discussion.

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

A summary of PPIP costs follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Charged to general and administrative expense	$141	$119	$289	$134
Capitalized (credited) to project development costs	(9)	51	101	102
Total PPIP costs	$132	$170	$390	$236

The accrued liability for the PPIP totaled $3.3 million at June 30, 2023, and $3.0 million at December 31, 2022 (included in other liabilities).

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2022 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both June 30, 2023 and December 31, 2022. Stratus has recorded a deferred tax asset totaling $38 thousand at both June 30, 2023 and December 31, 2022 related to state income taxes.

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

During 2023, Stratus expects to incur current state income taxes in addition to U.S. Federal current income taxes primarily associated with taxable income generated from cash received in the Holden Hills transaction discussed in Note 3.

The difference between Stratus' consolidated effective income tax rate of (17) percent for the first six months of 2023 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of June 30, 2023, and the executive compensation limitation. The difference between Stratus' consolidated effective income tax rate of (13) percent for the first six months of 2022 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to the release of a reserve on uncertain tax positions related to the 2015 through 2017 U.S. Federal tax audit, which was closed in first-quarter 2022.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Real Estate Operations:
Developed property sales	$—	$2,382	$2,493	$2,382
Undeveloped property sales	—	5,444	—	5,444
Commissions and other	58	99	58	118
	58	7,925	2,551	7,944
Leasing Operations:
Rental revenue	3,472	3,200	6,781	6,280
	3,472	3,200	6,781	6,280

Total revenues from contracts with customers	$3,530	$11,125	$9,332	$14,224

Financial Information by Business Segment. Summarized financial information by segment for the three months ended June 30, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$58	$3,472	$—	$3,530
Cost of sales, excluding depreciation	(2,697)	(1,144)	—	(3,841)
Depreciation and amortization	(50)	(924)	4	(970)
General and administrative expenses	—	—	(4,071)	(4,071)
Operating (loss) income	$(2,689)	$1,404	$(4,067)	$(5,352)
Capital expenditures and purchases and development of real estate properties	$12,057	$13,471	$—	$25,528
Total assets at June 30, 2023 [c]	328,033	111,252	46,470	485,755
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes cash and cash equivalents and restricted cash of $43.2 million. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

Summarized financial information by segment for the three months ended June 30, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$7,925	$3,200	$—	$11,125
Intersegment	2	—	(2)	—
Cost of sales, excluding depreciation	(5,432)	(870)	—	(6,302)
Depreciation and amortization	(24)	(865)	5	(884)
General and administrative expenses	—	—	(3,444)	(3,444)
Operating income (loss)	$2,471	$1,465	$(3,441)	$495
Capital expenditures and purchases and development of real estate properties	$7,227	$12,820	$31	$20,078
Total assets at June 30, 2022 [c]	265,929	106,020	112,711	484,660
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes $102.3 million of cash and cash equivalents and restricted cash, primarily received from the May 2022 sale of Block 21. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

Summarized financial information by segment for the six months ended June 30, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$2,551	$6,781	$—	$9,332
Cost of sales, excluding depreciation	(7,184)	(2,405)	—	(9,589)
Depreciation and amortization	(77)	(1,830)	9	(1,898)
General and administrative expenses	—	—	(8,790)	(8,790)
Operating (loss) income	$(4,710)	$2,546	$(8,781)	$(10,945)
Capital expenditures and purchases and development of real estate properties	$21,084	$23,477	$—	$44,561
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

Summarized financial information by segment for the six months ended June 30, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$7,944	$6,280	$—	$14,224
Intersegment	6	—	(6)	—
Cost of sales, excluding depreciation	(6,798)	(1,854)	—	(8,652)
Depreciation and amortization	(49)	(1,717)	9	(1,757)
General and administrative expenses	—	—	(6,611)	(6,611)
Gain on sale of assets [c]	—	4,812	—	4,812
Operating income (loss)	$1,103	$7,521	$(6,608)	$2,016
Capital expenditures and purchases and development of real estate properties	$12,091	$27,362	$213	$39,666
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

10. SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

BUSINESS STRATEGY

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. Our successful development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties in order to benefit from, when available, an increase in the value of the property or from lower interest rates or for other reasons. We are focused on the development of pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. From time to time, when deemed appropriate by our Board of Directors (Board) and permitted pursuant to the terms of our debt agreements, we may return cash to shareholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million respectively, and as we have been doing during 2022 and 2023 through our $10 million share repurchase program. Refer to “Business Strategy” in MD&A in our 2022 Form 10-K for a discussion of the evolution of our strategy during 2022.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to Holden Hills, L.P. (the Holden Hills partnership) and our share (related to Section N) of the cost of the Tecoma Improvements discussed below under “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills.” However, in second-quarter 2023, we made operating loans totaling $2.3 million to Stratus Block 150, L.P. and The Saint June, L.P. Refer to Note 3 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” for further discussion. In addition, our development plans for future projects require significant additional capital. Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. Refer to Note 3.

We expect to reduce our reliance on our revolving credit facility and retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business. Our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-

focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time, as evidenced by our recent sales of The Saint Mary, The Santal and Block 21 in 2021 and 2022 and the cash distribution from the Holden Hills partnership in 2023. Further, we believe our investment strategy, current liquidity and pipeline of projects provide us with many years of opportunities to increase long-term value for our stockholders.

Largely as a result of our recent property sales and the cash distribution from the Holden Hills partnership, as of June 30, 2023 we had cash and cash equivalents of $44.1 million and availability under our revolving credit facility of $42.7 million. Given challenging market conditions discussed in more detail below, we are currently focused on successfully completing our projects under construction, managing our capital expenditures, advancing other projects through the planning, designing and entitlement process, maximizing cash flow from stabilized assets, controlling costs as much as possible in this inflationary environment, and working to manage and expand our credit and joint venture partner relationships. We will re-evaluate our strategy as development progresses on the projects in our pipeline and as market conditions continue to evolve.

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

Summary Financial Results for the Second-Quarter and First Six Months of 2023

Our revenues totaled $3.5 million in second-quarter 2023 and $9.3 million for the first six months of 2023, compared with $11.1 million in second-quarter 2022 and $14.2 million for the first six months of 2022. The decrease in revenues in second-quarter 2023 and the first six months of 2023, compared to second-quarter 2022 and the first six months of 2022, is primarily a result of the sales of undeveloped real estate properties in our Real Estate Operations segment in second-quarter 2022 partially offset by an increase in revenue in our Leasing Operations segment primarily reflecting revenue from Magnolia Place, which had no rental revenue in the 2022 periods. We had no property sales in second-quarter 2023. Refer to "Results of Operations" below for further discussion of our segments.

Our net loss totaled $5.3 million, or $0.64 per diluted share in second-quarter 2023, compared to net income of $96.6 million, or $11.53 per diluted share, in second-quarter 2022. During the first six months of 2023 our net loss attributable to common stockholders totaled $11.1 million, or $1.35 per diluted share, compared to net income attributable to common stockholders of $98.9 million, or $11.82 per diluted share, during the first six months of 2022. Our results for second-quarter 2022 and the first six months of 2022 include a $119.7 million pre-tax gain on the sale of Block 21. Refer to Note 4 under the heading “Block 21 - Discontinued Operations” for additional discussion. The results during the first six months of 2022 also include a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion.

Holden Hills Partnership and Cash Distribution in First-Quarter 2023

In first-quarter 2023, we obtained third-party equity and debt financing for and commenced construction on Holden Hills, our final large residential development within the Barton Creek community in Austin, Texas. We contributed to the partnership the Holden Hills land and related personal property at an agreed value of $70.0 million and our 50.0 percent partner contributed $40.0 million in cash. The partnership distributed and paid $35.8 million in cash to us in connection with these transactions. Refer to Note 11 in our 2022 Form 10-K, and “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills” and Note 3 in this report for further discussion.

Sale of Block 21 in May 2022

On May 31, 2022, we completed the previously announced sale of Block 21 to Ryman for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million escrowed at closing and disbursed in full to Stratus in June 2023). We recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022. Block 21 was our wholly owned mixed-use real estate property in downtown Austin, Texas, containing the 251-room W Austin Hotel, Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue, Class A office space, retail space and the 3TEN ACL Live entertainment venue. The sale of Block 21 eliminated our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for the 2022 periods presented in the consolidated financial statements included in this Form 10-Q. Refer to Note 4 for further discussion.

RECENT DEVELOPMENT ACTIVITIES

Current Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” in our 2022 Form 10-K.

Barton Creek
Amarra Drive Phase III. In second-quarter 2022, we sold a six-acre undeveloped multi-family tract of land for $2.5 million. As of June 30, 2023, two developed Amarra Drive Phase III lots remained unsold.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2023, we completed and sold one home for $2.5 million. Construction on the last ten units continues to progress, and as of August 9, 2023, one home was under contract to sell and nine homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were ready for occupancy in July 2023, and the project is expected to be completed in September 2023.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in two phases with a focus on health and wellness, sustainability and energy conservation. Phases I and II of the Holden Hills development plan encompass the development of the home sites. Phase I is expected to consist of 337 luxury residence sites to be developed in nine distinct communities or “pods,” and 12 single-family platted home sites or “estate lots” and includes related amenities and infrastructure. Phase I also includes the Tecoma Improvements, described below. Phase II is expected to consist of 63 luxury residence sites to be developed in five pods and 63 single-family platted estate lots, and includes related amenities and infrastructure. The luxury residences are expected to range in size from 2,000 square feet to 4,600 square feet. The estate lots are expected to range in size from 0.9 acres to 2.7 acres.

We entered into a limited partnership agreement with a third-party equity investor for this project in January 2023, and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. We contributed to the partnership the Holden Hills land and related personal property at an agreed value of $70.0 million, and our 50.0 percent partner contributed $40.0 million in cash. Immediately thereafter, the

Holden Hills partnership distributed $30.0 million of cash to us. Further, the Holden Hills partnership reimbursed us for certain initial project costs and closing costs of approximately $5.8 million. We consolidate the Holden Hills partnership, and the contribution from our partner was accounted for as a noncontrolling interest in subsidiary. Refer to Notes 3 and 6 for further discussion.

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

We entered into a development agreement with the Holden Hills partnership (Development Agreement) that provides that, as part of Phase I, the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by us from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. Pursuant to the Development Agreement, we will reimburse the Holden Hills partnership for 60 percent of the costs of the Tecoma Improvements. We have posted standby letters of credit with the City of Austin under our revolving credit facility with Comerica Bank totaling approximately $11 million as fiscal security for completion of certain infrastructure improvements benefiting the Holden Hills project and have agreed to leave such fiscal security in place until the improvements are completed. As of June 30, 2023, we had $10.6 million remaining to complete the Tecoma Improvements.

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

Section N. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. We are designing a dense, mid-rise, mixed-use project, with extensive multi-family and retail components, coupled with limited office, entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities, which is expected to result in a significant increase in development density as compared to our prior plans.

The Saint George
In fourth-quarter 2021, we purchased the land for The Saint George, a 316-unit luxury wrap-style, multi-family project in north-central Austin. We entered into a construction loan for this project and began construction in third-quarter 2022. We currently expect to achieve substantial completion by mid-2024.

The Annie B
In third-quarter 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury multi-family units. We continue to work to finalize our development plans with a goal of beginning construction in late 2024 or 2025, subject to obtaining financing and other market conditions.

The Saint Julia
We have advanced development plans for The Saint Julia, an approximately 300-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. We currently do not expect to begin construction prior to 2024, and The Saint Julia project remains subject to financing and market conditions.

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, we secured the right to develop a multi-family project on our remaining land in Lakeway, Texas. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by the $2.3 million letter of credit under our revolving credit facility. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

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

Magnolia Place
The retail component of Magnolia Place, our H-E-B shadow-anchored retail project in Magnolia, Texas, is currently planned to consist of up to four retail buildings totaling approximately 34,000 square feet and up to nine retail pad sites to be sold or ground leased. The first phase of development consists of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. Except for a storm water drainage pond and certain City of Magnolia water supply upgrades, which are expected to be completed by the end of 2023, the first phase of development was completed in third-quarter 2022, and the two retail buildings were turned over to our retail tenants to begin their finish-out process. As of June 30, 2023, we had signed leases for all the retail space in the first phase of development, and tenants representing 89 percent of the space were open for business. We sold two retail pad sites in 2022 for a total of $3.4 million, leaving up to seven additional pad sites available for lease or sale.

Jones Crossing
Jones Crossing, our H-E-B shadow-anchored mixed-use project in College Station, Texas, the location of Texas A&M University, has additional commercial development potential of approximately 104,750 square feet of commercial space.

Other Commercial
We also own and operate the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Hood. As of June 30, 2023, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space.
•At Jones Crossing, as of June 30, 2023, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,117 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease.
•Lantana Place is our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of June 30, 2023, we had signed leases for approximately 92 percent of the 99,379-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.

•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,855 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and as of June 30, 2023, we had signed leases for approximately 96 percent of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

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

Market Conditions

Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued rising through June 2022. Since then, the rate of inflation has generally decelerated; however, it has remained at historically high levels. In response, the Federal Reserve has raised the federal funds target interest rate by an aggregate of 525 basis points during 2022 and through July 2023, to a target range between 5.25 percent and 5.50 percent, the highest level in over 20 years, and it may increase rates again during the remainder of 2023. Because all of our debt is variable rate, these increases in market interest rates have substantially increased our borrowing costs. Refer to “Capital Resources and Liquidity – Debt Maturities and Other Contractual Obligations” below for further discussion.

In addition, we, along with our industry, have been experiencing tightening bank credit, higher costs and more limited availability of equity capital, and a weak market for real estate sales. Higher construction and labor costs, supply chain disruptions and constraints and labor shortages have persisted. These factors are having an adverse impact on the cash flows of our existing projects and the projected profitability of our new projects, and on our asset values. These factors have also caused delays in projects under construction and a pause in sales processes and the start of new development projects.

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Refer to Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K for more information regarding our risk factors.

Although current market conditions are challenging, we believe our liquidity position, experienced team and development opportunities in Austin and other Texas markets will enable us to capture value for our stockholders when market conditions improve.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating (loss) income:
Real Estate Operations [a]	$(2,689)	$2,471	$(4,710)	$1,103
Leasing Operations [b]	1,404	1,465	2,546	7,521
Corporate, eliminations and other [c]	(4,067)	(3,441)	(8,781)	(6,608)
Operating (loss) income	(5,352)	495	(10,945)	2,016
Interest expense, net	—	—	—	(15)
Net (loss) income from continuing operations	(5,309)	532	(11,582)	2,344
Net income from discontinued operations [d]	—	95,925	—	96,300
Total comprehensive loss attributable to noncontrolling interests	8	164	480	249
Net (loss) income attributable to common stockholders	$(5,301)	$96,621	$(11,102)	$98,893
a.Includes sales commissions and other revenues together with related expenses.
b.The first six months of 2022 includes a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion.
c.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
d.The 2022 periods include a $119.7 million pre-tax gain on the May 2022 sale of Block 21.

As a result of the sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Developed property sales	$—	$2,382	$2,493	$2,382
Undeveloped property sales	—	5,444	—	5,444
Commissions and other	58	101	58	124
Total revenues	58	7,927	2,551	7,950
Cost of sales, including depreciation	(2,747)	(5,456)	(7,261)	(6,847)
Operating (loss) income	$(2,689)	$2,471	$(4,710)	$1,103

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Homes	Revenues	Average Cost Per Home	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Amarra Villas homes	—	$—	$—	1	$2,382	$2,382
Total Residential	—	$—		1	$2,382

	Six Months Ended June 30,
	2023			2022
	Homes	Revenues	Average Cost Per Home	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$2,493	$2,249	1	$2,382	$2,382
Total Residential	1	$2,493		1	$2,382

We had no sales of developed properties in second-quarter 2023. During the periods presented, we sold one Amarra Villas home in the second quarter of 2022 and one in the first quarter of 2023.

Undeveloped Property Sales. In second-quarter 2022 and the first six months of 2022, we closed $5.4 million of undeveloped property sales consisting of (i) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (ii) a completed pad site at Magnolia Place for $2.3 million and (iii) a tract of land in Austin for $0.6 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales decreased to $2.7 million in second-quarter 2023, compared to $5.5 million in second-quarter 2022, primarily due to the sale of an Amarra Villas home and the undeveloped property sold in second-quarter 2022 while there were no property sales in second-quarter 2023. In addition, second-quarter 2023 cost of sales includes a $1.2 million charge to write off a forfeited earnest money deposit and other pursuit costs associated with terminating a contract to purchase land. Cost of sales increased to $7.3 million for the first six months of 2023, compared to $6.8 million for the first six months of 2022, primarily due to the $1.2 million charge discussed above and $1.0 million of expenses related to the formation of the Holden Hills partnership in first-quarter 2023.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Rental revenue	$3,472	$3,200	$6,781	$6,280
Rental cost of sales, excluding depreciation and amortization	(1,144)	(870)	(2,405)	(1,854)
Depreciation and amortization	(924)	(865)	(1,830)	(1,717)
Gain on sale of assets	—	—	—	4,812
Operating income	$1,404	$1,465	$2,546	$7,521

Rental Revenue.  In the 2023 periods, rental revenue primarily included revenue from Lantana Place, Kingwood Place, Jones Crossing, West Killeen Market and Magnolia Place. In the 2022 periods, rental revenue primarily included revenue from Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market. The increase in rental revenue in the 2023 periods, compared with the 2022 periods, primarily reflects revenue from Magnolia Place, which had no rental revenue in either period for 2022, and increased revenue at Kingwood Place.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2023 periods compared with the 2022 periods, primarily as a result of The Saint June and Magnolia Place, both of which had no operating expenses in the 2022 periods, and costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Gain on Sale of Assets. For the first six months of 2022, we recognized a $4.8 million pre-tax gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses increased to $4.1 million in second-quarter 2023 and $8.8 million for the first six months of 2023, compared to $3.4 million in second-quarter 2022 and $6.6 million for the first six months of 2022 primarily as a result of higher compensation costs for salary increases and estimated cash incentive awards for 2023, as well as charges for restricted stock units (RSUs) granted in second-quarter 2022 in connection with the Profit Participation Incentive Plan (PPIP) payouts for Lantana Place and The Santal. Fees related to a new consulting arrangement in 2023 to help raise third-party equity capital and office rent, which was eliminated in consolidation prior to the sale of Block 21, also contributed to the increases in the 2023 periods.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $2.9 million in second-quarter 2023 and $5.3 million for the first six months of 2023, compared with $1.5 million in second-quarter 2022 and $2.6 million for the first six months of 2022. Interest costs in the 2023 periods were higher, compared to the 2022 periods, primarily reflecting rising interest rates as well as an increase in average debt balances. As of June 30, 2023, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased over the past year, including the first six months of 2023, and may continue to rise in the future if prevailing market interest rates continue to climb.

Substantially all of the interest costs were capitalized for the periods presented. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for all periods presented.

(Provision for) Benefit from Income Taxes. We recorded a (provision for) benefit from income taxes of $(0.5) million in second-quarter 2023 and $(1.7) million for the first six months of 2023, compared to less than $(0.1) million in second-quarter 2022 and $0.3 million for the first six months of 2022. Refer to Note 8 for further discussion of income taxes.

Net Income from Discontinued Operations. As a result of the sale of Block 21 in May 2022, we did not have any net income from discontinued operations in second-quarter 2023 or the first six months of 2023. Net income from discontinued operations totaled $95.9 million in second-quarter 2022 and $96.3 million for the first six months of 2022. The net income in the 2022 periods primarily reflects a $119.7 million pre-tax gain on the sale of Block 21.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled less than $0.1 million in second-quarter 2023 and $0.5 million for the first six months of 2023, compared to $0.2 million in both second-quarter 2022 and for the first six months of 2022.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Six Months Ended June 30, 2023 and 2022
Operating Activities. Cash used in operating activities totaled $26.8 million for the first six months of 2023, compared with $43.6 million for the first six months of 2022. Expenditures for purchases and development of real estate properties totaled $21.1 million for the first six months of 2023 and $12.1 million for the first six months of 2022, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other for the first six months of 2022 is primarily related to the payment of awards under our PPIP and the timing of tax payments, including property taxes.

Investing Activities. Cash (used in) provided by investing activities totaled $(24.0) million for the first six months of 2023 and $77.8 million for the first six months of 2022. During the first six months of 2022, we received net proceeds from the sale of Block 21 of $105.8 million (excluding the release of reserves previously presented as restricted cash but including $6.9 million escrowed at closing). As no claims were made against the escrowed amounts, the $6.9 million was disbursed in full to us in June 2023.

Capital expenditures totaled $23.5 million for the first six months of 2023, primarily for The Saint George and The Saint June, and $27.6 million for the first six months of 2022, primarily for The Saint June and Magnolia Place projects.
Financing Activities. Cash provided by financing activities totaled $50.1 million for the first six months of 2023 and $6.2 million for the first six months of 2022. During both the first six months of 2023 and 2022, we had no net borrowings on the Comerica Bank revolving credit facility. During the first six months of 2023, net borrowings on other project and term loans totaled $14.5 million, primarily reflecting borrowings on The Saint June construction loan and the Amarra Villas revolving credit facility, partially offset by the payoff of the New Caney land loan. During the first six months of 2022, net repayments on other project and term loans totaled $6.9 million, primarily reflecting borrowings on the Magnolia Place and The Saint June construction loans. Refer to “Revolving Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2023.
During the first six months of 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. During the first six months of 2023, $0.6 million of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $0.7 million of dividends accrued for unvested RSUs presented in accrued liabilities as of June 30, 2023. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In 2022, with written consent from Comerica Bank, our Board also approved a share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of June 30, 2023, we repurchased 369,006 shares of our common stock for a total of $9.5 million at an average price of $25.61. Through August 9, 2023, we have acquired 381,889 shares of our common stock for a total cost of $9.8 million at an average price of $25.65 per share, and $0.2 million remains available for repurchases under the program.

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

Revolving Credit Facility and Other Financing Arrangements
As of June 30, 2023, we had $44.1 million in cash and cash equivalents and restricted cash of $1.0 million, and no amount was borrowed under our revolving credit facility. Of the $44.1 million in consolidated cash and cash equivalents at June 30, 2023, $4.7 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements. We have taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of our deposits; however, we typically have some cash balances on deposit with banks in excess of FDIC insured limits. Any loss of uninsured deposits could have a material adverse effect on our future financial condition, liquidity and operations. As of June 30, 2023, $31.4 million was invested in an FDIC insured cash sweep platform.

As of June 30, 2023, we had total debt of $139.4 million based on the principal amounts outstanding compared with $123.9 million at December 31, 2022. As of June 30, 2023, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $53.7 million, resulting in availability of $42.7 million, net of letters of credit totaling $11.0 million issued under the revolving credit facility to secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025 and increased the floor of the facility’s benchmark rate. As amended, advances under the revolving credit facility bear interest at the one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, we entered into another modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, we entered into a $2.3 million letter of credit to secure our obligations to construct and pay for certain utility infrastructure in Lakeway,

Texas, estimated to cost approximately $2.3 million. The amount available under the revolving credit facility, net of letters of credit issued, was $40.4 million as of August 9, 2023. Refer to Note 6 for additional discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of June 30, 2023.

In April 2023, we made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. The loan bears interest at the one-month BSBY Rate plus 5.00 percent, is subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners.

In June 2023, we made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. The loan bears interest at the Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, is subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

In February 2023, The Annie B land loan’s maturity was extended to March 1, 2024. Also in February 2023, our subsidiary Holden Hills, L.P. entered into a $26.1 million construction loan with Comerica Bank due February 8, 2026 to finance the development of Phase I of the Holden Hills project. In March 2023, we repaid the $4.1 million New Caney land loan. In response to the phase-out of London Interbank Offered Rate (LIBOR) as a benchmark interest rate, in the first six months of 2023, interest terms were modified for The Saint June construction loan, The Annie B land loan, and the Magnolia Place construction loan to replace the LIBOR benchmark rate with either Term SOFR or the one-month BSBY Rate. Refer to Note 6 for further discussion.

Our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2022 Form 10-K for a discussion of the financial covenants in our debt agreements. As of June 30, 2023, we were in compliance with all of our financial covenants. However, our Jones Crossing project did not pass the debt service coverage ratio (DSCR) test under the Jones Crossing loan in each of fourth-quarter 2022 and first-quarter 2023. The DSCR test under the Jones Crossing loan is not a financial covenant and not meeting the DSCR test is not an event of default; however, to avoid a “Cash Sweep Period,” as defined in the loan agreement, we made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to restore the DSCR to the required threshold. The DSCR fell below 1.15 to 1.00 in second-quarter 2023 and we must make an additional principal payment of approximately $1.2 million in August 2023 or allow a Cash Sweep Period to commence. If the $1.2 million principal payment is made in August 2023, based on our current estimates of the Jones Crossing project’s operating income and interest rates, we project that we will meet the DSCR test over the next 12 months. A Cash Sweep Period limits our ability to receive cash from our Jones Crossing subsidiary, and is projected not to be material to our overall liquidity position over the next 12 months. Once a Cash Sweep Period has commenced, it is terminated when the DSCR is at least 1.20 to 1.00 at the end of any two consecutive fiscal quarters (or by making additional principal payments to achieve that level). As permitted under the loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel from the primary ground lease, and the multi-family parcel has been released from the loan collateral.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Comerica Bank revolving credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	—	22,594		—	22,594
The Annie B land loan [b]	—	14,000	—	—	—	—	14,000
Construction loans:
Kingwood Place [c]	28,099	—	—	—	—	—	28,099
The Saint June	—	24,851	—	—	—	—	24,851
Lantana Place	94	244	268	289	20,985	—	21,880
Amarra Villas revolving credit facility	—	10,951	—	—	—	—	10,951
Magnolia Place	—	8,143	—	—	—	—	8,143
West Killeen Market	28	61	5,195	—	—	—	5,284
The Saint George	—	—	—	3,597	—	—	3,597
Total [d]	$28,221	$58,250	$5,463	$26,480	$20,985	$—	$139,399
a.In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025. Refer to Note 6 for further information.
b.In February 2023, we extended the maturity date of this loan to March 1, 2024.
c.The maturity date is December 6, 2023. We have the option to extend the maturity date for one additional 12-month period, subject to certain debt service coverage conditions; we project that we will meet the conditions and expect to exercise the option to extend the maturity.
d.The Holden Hills construction loan did not have an outstanding balance at June 30, 2023.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022 [a]
Comerica Bank revolving credit facility [b]	—%	4.94%	—%	4.97%
Jones Crossing loan	7.19	2.91	6.97	2.65
The Annie B land loan	7.90	3.71	7.65	3.60
New Caney land loan [c]	—	3.41	—	3.21
Construction loans:
Kingwood Place	7.67	3.22	7.41	2.95
The Saint June [d]	7.82	3.87	7.54	3.87
Lantana Place	7.40	3.54	7.17	3.27
Amarra Villas revolving credit facility	7.98	3.79	7.74	3.56
Magnolia Place	8.27	4.13	8.04	3.89
West Killeen Market	7.71	3.54	7.47	3.27
The Saint George [e]	7.41	—	7.41	—
a.At March 31, 2022, we had an outstanding balance of $38 thousand for the loan under the Paycheck Protection Program (PPP loan). The PPP loan bore interest at 1.00 percent. The PPP loan matured and the remaining balance was repaid on April 15, 2022.
b.We did not have an outstanding balance during second-quarter 2023 or the first six months of 2023. At June 30, 2023, the interest rate for the revolving credit facility was 9.20 percent.
c.In March 2023, we repaid this loan.
d.We did not have an outstanding balance during first-quarter 2022.
e.We did not have an outstanding balance during either period in 2022 or during first-quarter 2023.

Liquidity Outlook
We had firm commitments totaling approximately $75 million at June 30, 2023 primarily related to construction of The Saint George, Holden Hills and Amarra Villas. We have construction loans, as well as remaining equity capital contributed to The Saint George and Holden Hills partnerships, to fund the projected cash outlays for these projects over the next 12 months except for 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of June 30, 2023, we had $10.6 million remaining to complete the Tecoma Improvements. Refer to "Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills” above for further discussion of the Tecoma Improvements. Also, we anticipate making additional operating loans to Stratus Block 150, L.P. of up to $3 million over the next 12 months to enable the partnership to pay debt service and project costs during the pre-construction period. The operating loans would bear interest at the one-month BSBY Rate plus 5.00 percent and would be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized commercial properties (West Killeen Market, Jones Crossing, Lantana Place and Kingwood Place) are projected to generate sufficient cash flow to cover debt service over the next 12 months. As discussed above, we may be required to make additional principal payments on the Jones Crossing loan over the next 12 months or allow a Cash Sweep Period to commence. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected operating loans to partnerships and general and administrative expenses, we had cash on hand of $44.1 million at June 30, 2023 and availability under our revolving credit facility (which matures on March 27, 2025) of approximately $40.4 million as of August 9, 2023 in amounts expected to be sufficient to fund these cash requirements for the next 12 months.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. For additional information regarding these types of activities, refer to the discussion about our firm commitments in “Capital Resources and Liquidity – Liquidity Outlook” above and Note 9 to our consolidated financial statements in our 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b)          Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part 1, Item 1A. “Risk Factors” of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended June 30, 2023.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended June 30, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program as of June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [a]
April 1, 2023 through April 30, 2023	13,087	$20.49	13,087	$974,540
May 1, 2023 through May 31, 2023	10,919	$23.75	10,919	$715,208
June 1, 2023 through June 30, 2023	6,676	$24.95	6,676	$548,639
Total	30,682	$22.62	30,682	$548,639
a.On September 2, 2022, we announced that our Board approved a share repurchase program authorizing repurchases of up to $10.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through August 9, 2023, we have acquired 381,889 shares of our common stock for a total cost of $9.8 million at an average price of $25.65 per share, and $0.2 million remains available for repurchases under the program.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Sixth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 31, 2023.	X

10.2*	Stratus Properties Inc. Long-Term Incentive Plan and Form of Award Notice.		10-Q	001-37716	5/15/2023

10.3*	Stratus Properties Inc. Executive Annual Incentive Plan (effective January 2023).		10-Q	001-37716	5/15/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: August 14, 2023
S-1