Form 10-Q
period 2023-09-30
STRATUS PROPERTIES INC
filed 2023-11-14
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On November 8, 2023, there were 8,003,221 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$35,162	$37,666
Restricted cash	1,228	8,043
Real estate held for sale	1,773	1,773
Real estate under development	245,965	239,278
Land available for development	47,320	39,855
Real estate held for investment, net	145,758	92,377
Lease right-of-use assets	11,449	10,631
Deferred tax assets	38	38
Other assets	13,328	15,479
Total assets	$502,021	$445,140

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$17,136	$15,244
Accrued liabilities, including taxes	7,172	7,049
Debt	156,068	122,765
Lease liabilities	15,970	14,848
Deferred gain	2,948	3,519
Other liabilities	6,784	9,642
Total liabilities	206,078	173,067

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	96	94
Capital in excess of par value of common stock	197,293	195,773
Retained earnings	27,506	41,452
Common stock held in treasury	(32,924)	(30,071)
Total stockholders’ equity	191,971	207,248
Noncontrolling interests in subsidiaries	103,972	64,825
Total equity	295,943	272,073
Total liabilities and equity	$502,021	$445,140

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Real estate operations	$—	$6,887	$2,551	$14,831
Leasing operations	3,669	3,090	10,450	9,370
Total revenues	3,669	9,977	13,001	24,201
Cost of sales:
Real estate operations	1,467	6,228	8,651	13,026
Leasing operations	1,381	1,350	3,786	3,204
Depreciation and amortization	967	907	2,865	2,664
Total cost of sales	3,815	8,485	15,302	18,894
General and administrative expenses	3,183	3,602	11,973	10,213
Impairment of real estate	—	720	—	720
Gain on sale of assets	—	—	—	(4,812)
Total	6,998	12,807	27,275	25,015
Operating loss	(3,329)	(2,830)	(14,274)	(814)
Interest expense, net	—	—	—	(15)
Other income, net	472	680	1,501	766
Loss before income taxes and equity in unconsolidated affiliate's loss	(2,857)	(2,150)	(12,773)	(63)
Provision for income taxes	(356)	(420)	(2,016)	(159)
Equity in unconsolidated affiliate's loss	(4)	(4)	(10)	(8)
Net loss from continuing operations	(3,217)	(2,574)	(14,799)	(230)
Net income from discontinued operations	—	—	—	96,300
Net (loss) income and total comprehensive (loss) income	(3,217)	(2,574)	(14,799)	96,070
Total comprehensive loss attributable to noncontrolling interests	373	214	853	463
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,844)	$(2,360)	$(13,946)	$96,533

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.35)	$(0.29)	$(1.69)	$0.03
Discontinued operations	—	—	—	11.65
	$(0.35)	$(0.29)	$(1.69)	$11.68
Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.35)	$(0.29)	$(1.69)	$0.03
Discontinued operations	—	—	—	11.47
	$(0.35)	$(0.29)	$(1.69)	$11.50

Weighted-average shares of common stock outstanding:
Basic	8,240	8,275	8,230	8,266
Diluted	8,240	8,275	8,230	8,397

Dividends declared per share of common stock	$—	$4.67	$—	$4.67
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(14,799)	$96,070
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,865	2,664
Cost of real estate sold	2,080	7,510
Impairment of real estate	—	720
Gain on sale of discontinued operations	—	(119,695)
Gain on sale of assets	—	(4,812)
Debt issuance cost amortization and stock-based compensation	2,110	1,898
Equity in unconsolidated affiliate’s loss	10	8
Deferred income taxes	—	5,962
Purchases and development of real estate properties	(34,697)	(18,294)
Decrease in other assets	2,223	4,858
Increase (decrease) in accounts payable, accrued liabilities and other	908	(26,213)
Net cash used in operating activities	(39,300)	(49,324)

Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	105,813
Capital expenditures	(36,178)	(38,889)
Payments on master lease obligations	(730)	(742)
Other	5	(8)
Net cash (used in) provided by investing activities	(36,903)	66,174

Cash flow from financing activities:
Borrowings from revolving credit facility	—	30,000
Payments on revolving credit facility	—	(30,000)
Borrowings from project loans	41,656	25,798
Payments on project and term loans	(8,472)	(9,761)
Payment of dividends	(678)	(38,675)
Finance lease principal payments	(11)	—
Stock-based awards net payments	(789)	(452)
Noncontrolling interest contributions	40,000	15,032
Purchases of treasury stock	(2,064)	(262)
Financing costs	(2,758)	(1,356)
Net cash provided by (used in) financing activities	66,884	(9,676)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,319)	7,174
Cash, cash equivalents and restricted cash at beginning of year	45,709	70,139
Cash, cash equivalents and restricted cash at end of period	$36,390	$77,313
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
Exercised and vested stock-based awards	40	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	529	—	—	—	529	—	529
Tender of shares for stock-based awards	—	—	—	—	11	(216)	(216)	—	(216)
Common stock repurchases	—	—	—	—	44	(894)	(894)	—	(894)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(5,801)	—	—	(5,801)	(472)	(6,273)
Balance at March 31, 2023	9,479	94	196,308	35,651	1,503	(31,181)	200,872	104,353	305,225
Exercised and vested stock-based awards	93	2	—	—	—	—	2	—	2
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	505	—	—	—	505	—	505
Tender of shares for stock-based awards	—	—	—	—	28	(573)	(573)	—	(573)
Common stock repurchases	—	—	—	—	31	(695)	(695)	—	(695)
Total comprehensive loss	—	—	—	(5,301)	—	—	(5,301)	(8)	(5,309)
Balance at June 30, 2023	9,572	96	196,819	30,350	1,562	(32,449)	194,816	104,345	299,161
Exercised and vested stock-based awards	14	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	468	—	—	—	468	—	468
Common stock repurchases		—	—	—	18	(475)	(475)	—	(475)
Total comprehensive loss	—	—	—	(2,844)	—	—	(2,844)	(373)	(3,217)
Balance at September 30, 2023	9,586	$96	$197,293	$27,506	1,580	$(32,924)	$191,971	$103,972	$295,943

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
Exercised and vested stock-based awards	39	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212	—	212
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Total comprehensive income (loss)	—	—	—	2,272	—	—	2,272	(85)	2,187
Balance at March 31, 2022	9,427	94	188,971	(6,691)	1,154	(22,205)	160,169	50,391	210,560
Stock-based compensation	—	—	347	—	—	—	347	—	347
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	5,292	—	—	—	5,292	—	5,292
Total comprehensive income (loss)	—	—	—	96,621	—	—	96,621	(164)	96,457
Balance at June 30, 2022	9,427	94	194,610	89,930	1,154	(22,205)	262,429	50,227	312,656
Exercised and vested stock-based awards	8	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	513	—	—	—	513	—	513
Common stock repurchases	—	—	—	—	34	(799)	(799)	—	(799)
Cash dividend	—	—	—	(40,011)	—	—	(40,011)	—	(40,011)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15,032	15,032
Total comprehensive loss	—	—	—	(2,360)	—	—	(2,360)	(214)	(2,574)
Balance at September 30, 2022	9,435	$94	$195,123	$47,559	1,188	$(23,004)	$219,772	$65,045	$284,817

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

Related Party Transactions. Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Whitefish Partners for the consultant’s consulting services and expense reimbursements totaled $185 thousand for first-quarter 2022, which included $20 thousand as an annual incentive award for 2021 and a $135 thousand cash payment under Stratus’ Profit Participation Incentive Plan (PPIP). In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the PPIP and the Long-Term Incentive Plan (LTIP). In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. As of September 30, 2023, the employee has two outstanding awards under the PPIP. The liability associated with these awards at September 30, 2023 is nominal in amount relative to the consolidated financial statements. Refer to Note 7 for discussion of the PPIP and LTIP. For additional information regarding Stratus' related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1, 2 and 4 in the Stratus 2022 Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(3,217)	$(2,574)	$(14,799)	$(230)
Net income from discontinued operations	—	—	—	96,300
Net (loss) income and total comprehensive (loss) income	(3,217)	(2,574)	(14,799)	96,070
Total comprehensive loss attributable to noncontrolling interests	373	214	853	463
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,844)	$(2,360)	$(13,946)	$96,533

Basic weighted-average shares of common stock outstanding	8,240	8,275	8,230	8,266
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	—	—	131
Diluted weighted-average shares of common stock outstanding	8,240	8,275	8,230	8,397

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.35)	$(0.29)	$(1.69)	$0.03
Discontinued operations	—	—	—	11.65
	$(0.35)	$(0.29)	$(1.69)	$11.68

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.35)	$(0.29)	$(1.69)	$0.03
Discontinued operations	—	—	—	11.47
	$(0.35)	$(0.29)	$(1.69)	$11.50
a.Excludes 178 thousand shares for third-quarter 2023, 296 thousand shares for third-quarter 2022 and 232 thousand shares for the first nine months of 2023 of common stock associated with RSUs that were anti-dilutive as a result of net losses. Excludes 6 thousand shares for the first nine months of 2022 of common stock associated with RSUs that were anti-dilutive.

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

Stratus has entered into a development agreement with the Holden Hills partnership pursuant to which the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by Stratus from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements), and Stratus will reimburse the partnership for 60 percent of the costs. The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. As of September 30, 2023, Stratus had $9.2 million remaining to complete the Tecoma Improvements.

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

Operating Loans to Partnerships. In April 2023, Stratus made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In August 2023, Stratus made an additional advance of $800 thousand under the operating loan to Stratus Block 150, L.P. The loan bears interest at the one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate plus 5.00 percent, is subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners.

In June 2023, Stratus made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. In October 2023, Stratus made an additional advance of $250 thousand under the operating loan to The Saint June, L.P., and the Class B Limited Partner made a $250 thousand operating loan to The Saint June, L.P. The loans bear interest at the Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, is subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	September 30, 2023 [a]	December 31, 2022
Assets: [b]
Cash and cash equivalents	$2,933	$7,744
Restricted cash	490	—
Real estate under development	125,610	107,968
Land available for development	1,911	3,927
Real estate held for investment [c]	85,011	31,415
Lease right-of-use assets	485	106
Other assets	3,087	4,397
Total assets	219,527	155,557
Liabilities: [d]
Accounts payable	13,620	10,473
Accrued liabilities, including taxes	2,196	1,296
Debt	83,889	55,305
Lease liabilities	486	107
Other liabilities	360	371
Total liabilities	100,551	67,552
Net assets	$118,976	$88,005
a.Includes the assets and liabilities of the Holden Hills partnership, which was formed in January 2023.
b.Substantially all of the assets are available to settle only obligations of the partnerships.
c.In third-quarter 2023, construction of The Saint June was substantially completed, and the carrying value of the asset was reclassified from real estate under development to real estate held for investment.
d.All of the debt is guaranteed by Stratus until certain conditions are met as provided in the applicable loan agreements. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus.

4.    ASSET SALES
Block 21 - Discontinued Operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas containing the 251-room W Austin Hotel and Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue, Class A office space, retail space and the 3TEN ACL Live entertainment venue. On May 31, 2022, Stratus completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. A portion of the proceeds, $6.9 million, was escrowed and held in restricted cash at December 31, 2022. These proceeds were released from restriction in June 2023 and disbursed in full to Stratus and reclassified to the operating account. Stratus recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statement of comprehensive income for second-quarter 2022 and the first nine months of 2022 because the disposal represents a strategic shift that had a major effect on operations. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

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

Capital expenditures associated with discontinued operations totaled $213 thousand the first nine months of 2022.

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

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $73 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of pre-tax gain in first-quarter 2022. A contract liability is presented as a deferred gain in the consolidated balance sheets in the amount of $2.9 million at September 30, 2023 and $3.5 million at December 31, 2022. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

Kingwood Place Land. In fourth-quarter 2022, Stratus sold a multi-family tract of land at Kingwood Place for $5.5 million. In third-quarter 2022, Stratus recorded a $70 thousand impairment charge due to selling costs in excess of the previous estimate.

Amarra Villas. In third-quarter 2022, Stratus recorded a $650 thousand impairment charge related to one of the Amarra Villas homes that was sold in first-quarter 2023 for $2.5 million. The charge was due to estimated total project costs and costs of sale for the home under construction that exceeded its contractual sale price.

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

6.    DEBT AND EQUITY
The components of Stratus' debt follow (in thousands):

	September 30, 2023	December 31, 2022
Comerica Bank revolving credit facility	$—	$—
Jones Crossing loan	22,314	24,143
The Annie B land loan	13,966	13,969
New Caney land loan	—	4,047
Construction loans:
Kingwood Place	27,984	27,507
The Saint June	25,807	13,829
Lantana Place	21,755	21,782
The Saint George	15,095	—
Amarra Villas revolving credit facility	14,242	5,366
Magnolia Place	8,605	6,816
West Killeen Market	5,264	5,306
Holden Hills	1,036	—
Total debt [a]	$156,068	$122,765
a.Includes net reductions for unamortized debt issuance costs of $2.4 million at September 30, 2023, and $1.1 million at December 31, 2022.

Comerica Bank revolving credit facility. As of September 30, 2023, Status had $40.5 million available under the Comerica Bank revolving credit facility net of letters of credit totaling $13.3 million, $11.0 million of which was issued to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In March 2023, Stratus entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025, and increased the floor of the one-month BSBY Rate. As amended, advances under the revolving credit facility bear interest at the one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, Stratus entered into a modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, Stratus entered into a $2.3 million letter of credit to secure its obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, estimated to cost approximately $2.3 million.

Jones Crossing loan. The Jones Crossing loan requires the Jones Crossing project to meet a debt service coverage ratio (DSCR) test of 1.15 to 1.00 measured quarterly and, starting June 30, 2023, on a rolling 12 month basis. If the DSCR falls below 1.15 to 1.00, it is not an event of default, but a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary, unless a principal payment is made on the loan to restore the DSCR to the required threshold. The DSCR fell below 1.15 to 1.00 in each of fourth-quarter 2022 and first-quarter 2023, and the Jones Crossing subsidiary made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to bring the DSCR back above 1.15 to 1.00 and a Cash Sweep Period did not occur. As permitted under the Jones Crossing loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel (the Multi-Family Phase) from the primary ground lease, and the Multi-Family Phase was released from the loan collateral. In October 2023, the Jones Crossing loan was modified effective August 1, 2023 to remove the Multi-Family Phase from certain defined terms and to revise the DSCR calculation to exclude the Multi-Family Phase from expenses on a retroactive basis beginning in second-quarter 2023. Accordingly, the DSCR met the threshold in second-quarter and third-quarter 2023.

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

Kingwood Place construction loan. The Kingwood Place construction loan currently matures on December 6, 2023. Stratus Kingwood Place, L.P. exercised its option to extend the maturity date for one additional 12-month period, which the lender has approved. Stratus Kingwood Place, L.P. is working with the lender to document the extension and modification of the loan agreement.

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

Stratus entered into a guaranty for the benefit of the lender pursuant to which Stratus guaranteed the payment of the loan and the completion of Phase I, including the Tecoma Improvements (which benefit both the Holden Hills Project and Section N). Stratus is also liable for customary carve-out obligations and an environmental indemnity. Stratus must maintain, on a consolidated basis, a net asset value not less than $125.0 million, and a debt-to-gross-asset value not more than 50 percent (in each case as defined in the guaranty).

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2022 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.4 million in third-quarter 2023, $1.8 million in third-quarter 2022, $8.7 million for the first nine months of 2023 and $4.4 million for the first nine months of 2022. Substantially all of these interest costs were capitalized for all periods presented. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for all periods presented.

Equity. The Comerica Bank revolving credit facility, Amarra Villas revolving credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. Accrued liabilities included $0.6 million as of September 30, 2023, and $1.3 million as of December 31, 2022, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

In 2022, with written consent from Comerica Bank, Stratus’ Board also approved a share repurchase program, which authorized repurchases of up to $10.0 million of Stratus’ common stock. During the first nine months of 2023, Stratus acquired 91,919 shares of its common stock under the share repurchase program for a total cost of $2.1 million at an average price of $22.43 per share. In October 2023, Stratus completed the share repurchase program. In total, under the completed share repurchase program Stratus acquired 389,378 shares of its common stock for a total cost of $10.0 million at an average price of $25.68 per share.

In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors.

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

During first-quarter 2022, the Compensation Committee designated The Saint June as an approved project under the PPIP, and awards of participation interests were granted in August 2022.

In July 2023, Kingwood Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Kingwood Place was reduced to $1.5 million at September 30, 2023, and is expected to be settled in RSUs with a three-year vesting period awarded to eligible participants in the first quarter of 2024.

In August 2023, the Compensation Committee designated The Saint George as an approved project under the LTIP and granted awards of participation interests to participants.

Under the terms of the PPIP and LTIP, the number of RSUs granted in connection with settlement of approved projects is determined by reference to the 12-month trailing average stock price for the year the project reaches a payment event, whereas the grant date fair value of the RSUs for accounting purposes is based on the grant date closing price. For the RSUs awarded in connection with Lantana Place and The Santal, the aggregate grant date value was $2.1 million greater than the accrued liability for the two projects as a result of this different valuation methodology. During second-quarter 2022, Stratus transferred the $5.3 million accrued liability balance under the PPIP for Lantana Place and The Santal that was settled in RSUs to capital in excess of par value and is amortizing the $2.1 million excess of the grant-date value over the former accrued liability with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year or one-year vesting periods of the related RSUs.

A summary of PPIP costs follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Charged (credited) to general and administrative expense	$(205)	$135	$84	$269
Capitalized (credited) to project development costs	136	107	237	209
Total PPIP costs	$(69)	$242	$321	$478

The accrued liability for the PPIP totaled $3.3 million at September 30, 2023, and $3.0 million at December 31, 2022 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2022 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both September 30, 2023 and December 31, 2022. Stratus has recorded a deferred tax asset totaling $38 thousand at both September 30, 2023 and December 31, 2022 related to state income taxes.

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

The difference between Stratus' consolidated effective income tax rate of (16) percent for the first nine months of 2023 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of September 30, 2023, and the executive compensation limitation. The difference between Stratus' consolidated effective income tax rate of (13) percent for the first nine months of 2022 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against certain U.S. Federal deferred tax assets as of September 30, 2022, and the release of a reserve on uncertain tax positions related to the 2015 through 2017 U.S. Federal tax audit, which was closed in first-quarter 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. Among other provisions, the IR Act imposes a new 1 percent excise tax on the fair market value of net corporate stock repurchases made by covered corporations, effective for tax years beginning after December 31, 2022. Stratus does not expect the IR Act to have a material impact on its consolidated financial statements.

9.    BUSINESS SEGMENTS
As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ Hotel and Entertainment segments, along with some leasing operations, is presented as discontinued operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Section N, Holden Hills, Amarra multi-family and commercial land, Amarra Villas, Amarra Drive lots and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (land for a future phase of retail development and for future multi-family use and retail pad sites at Magnolia Place), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint June, West Killeen Market, Lantana Place, Kingwood Place and the completed portions of Jones Crossing and Magnolia Place and retail pad sites subject to ground leases at Lantana Place, Kingwood Place and Jones Crossing.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Real Estate Operations:
Developed property sales	$—	$—	$2,493	$2,382
Undeveloped property sales	—	6,887	—	12,331
Commissions and other	—	—	58	118
	—	6,887	2,551	14,831
Leasing Operations:
Rental revenue	3,669	3,090	10,450	9,370
	3,669	3,090	10,450	9,370

Total revenues from contracts with customers	$3,669	$9,977	$13,001	$24,201

Financial Information by Business Segment. Summarized financial information by segment for the three months ended September 30, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$—	$3,669	$—	$3,669
Cost of sales, excluding depreciation and amortization	(1,467)	(1,381)	—	(2,848)
Depreciation and amortization	(38)	(934)	5	(967)
General and administrative expenses	—	—	(3,183)	(3,183)
Operating (loss) income	$(1,505)	$1,354	$(3,178)	$(3,329)
Capital expenditures and purchases and development of real estate properties	$13,613	$12,701	$—	$26,314
Total assets at September 30, 2023 [c]	302,927	164,565	34,529	502,021
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes cash and cash equivalents and restricted cash of $34.3 million. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

Summarized financial information by segment for the three months ended September 30, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$6,887	$3,090	$—	$9,977
Cost of sales, excluding depreciation and amortization	(6,232)	(1,350)	4	(7,578)
Depreciation and amortization	(24)	(887)	4	(907)
General and administrative expenses	—	—	(3,602)	(3,602)
Impairment of real estate [c]	(720)	—	—	(720)
Operating (loss) income	$(89)	$853	$(3,594)	$(2,830)
Capital expenditures and purchases and development of real estate properties	$6,203	$11,314	$—	$17,517
Total assets at September 30, 2022 [d]	274,397	111,938	76,502	462,837
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes a $650 thousand impairment charge related to one of the Amarra Villas homes that was sold for $2.5 million in first-quarter 2023 and $70 thousand for the multi-family tract of land at Kingwood Place sold for $5.5 million in fourth-quarter 2022. Refer to Note 4.
d.Corporate, eliminations and other includes $73.9 million of cash and cash equivalents and restricted cash, primarily received from the May 2022 sale of Block 21. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

Summarized financial information by segment for the first nine months ended September 30, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$2,551	$10,450	$—	$13,001
Cost of sales, excluding depreciation and amortization	(8,651)	(3,786)	—	(12,437)
Depreciation and amortization	(115)	(2,764)	14	(2,865)
General and administrative expenses	—	—	(11,973)	(11,973)
Operating (loss) income	$(6,215)	$3,900	$(11,959)	$(14,274)
Capital expenditures and purchases and development of real estate properties	$34,697	$36,178	$—	$70,875
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

Summarized financial information by segment for the first nine months ended September 30, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$14,831	$9,370	$—	$24,201
Intersegment	6	—	(6)	—
Cost of sales, excluding depreciation and amortization	(13,030)	(3,204)	4	(16,230)
Depreciation and amortization	(73)	(2,604)	13	(2,664)
General and administrative expenses	—	—	(10,213)	(10,213)
Gain on sale of assets [c]	—	4,812	—	4,812
Impairment of real estate [d]	(720)	—	—	(720)
Operating income (loss)	$1,014	$8,374	$(10,202)	$(814)
Capital expenditures and purchases and development of real estate properties	$18,294	$38,676	$213	$57,183
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
d.Includes a $650 thousand impairment charge related to one of the Amarra Villas homes that was sold for $2.5 million in first-quarter 2023 and $70 thousand for the multi-family tract of land at Kingwood Place sold for $5.5 million in fourth-quarter 2022. Refer to Note 4.

10.    SUBSEQUENT EVENTS
Stratus evaluated events after September 30, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

BUSINESS STRATEGY

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. Our successful development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties in order to benefit from, when available, an increase in the value of the property or from lower interest rates or for other reasons. We are focused on the development of pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. From time to time, when deemed appropriate by our Board of Directors (Board) and permitted pursuant to the terms of our debt agreements, we may return cash to shareholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million respectively, and as we have done during 2022 and 2023 through our $10.0 million share repurchase program, that was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program. Refer to “Business Strategy” in MD&A in our 2022 Form 10-K for a discussion of the evolution of our strategy during 2022.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to Holden Hills, L.P. (the Holden Hills partnership) and our share (related to Section N) of the cost of the Tecoma Improvements discussed below under “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills.” However, between April and October 2023, we made operating loans totaling $3.3 million to Stratus Block 150, L.P. and The Saint June, L.P., and we anticipate making future operating loans to Stratus Block 150, L.P. and The Saint George Apartments, L.P. totaling up to $3.4 million over the next 12 months. Refer to Note 3 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” and “Capital Resources and Liquidity – Liquidity Outlook” for further discussion. In addition, our development plans for future projects require significant additional capital. Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. Refer to Note 3.

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

Largely as a result of our recent property sales and the cash distribution from the Holden Hills partnership, as of September 30, 2023 we had cash and cash equivalents of $35.2 million and availability under our revolving credit facility of $40.5 million. Given challenging market conditions discussed in more detail below, we are currently focused on successfully completing our projects under construction, managing our capital expenditures, advancing other projects through the planning, designing and entitlement process, maximizing cash flow from stabilized assets, controlling costs as much as possible in this inflationary environment, and working to manage and expand our credit and joint venture partner relationships. We will re-evaluate our strategy as development progresses on the projects in our pipeline and as market conditions continue to evolve.

OVERVIEW OF FINANCIAL RESULTS

Sources of Revenue and Income

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Multi-family and retail rental properties that we develop are reclassified to our Leasing Operations segment when construction is substantially completed and they are ready for occupancy. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence built on it.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties and residences in the multi-family properties that we developed. We may also generate income from the sale of our leased properties, depending on market conditions.

Summary Financial Results for the Third-Quarter and First Nine Months of 2023

Our revenues totaled $3.7 million in third-quarter 2023 and $13.0 million for the first nine months of 2023, compared with $10.0 million in third-quarter 2022 and $24.2 million for the first nine months of 2022. The decrease in revenues in the 2023 periods, compared to the 2022 periods, is primarily a result of higher sales of undeveloped real estate properties in our Real Estate Operations segment in both 2022 periods compared to no sales in third-quarter 2023 and lower sales in the first nine months of 2023. The decreases were partially offset in both 2023 periods by an increase in revenue in our Leasing Operations segment primarily reflecting revenue from Magnolia Place and The Saint June, both of which had no rental revenue in the 2022 periods, as well as increased revenue at Kingwood Place and West Killeen Market. Refer to "Results of Operations" below for further discussion of our segments.

Our net loss attributable to common stockholders totaled $2.8 million, or $0.35 per diluted share in third-quarter 2023, compared to net loss attributable to common stockholders of $2.4 million, or $0.29 per diluted share, in third-quarter 2022. During the first nine months of 2023 our net loss attributable to common stockholders totaled $13.9 million, or $1.69 per diluted share, compared to net income attributable to common stockholders of $96.5 million, or $11.50 per diluted share, during the first nine months of 2022. Our results for the first nine months of 2022 include a $119.7 million pre-tax gain on the sale of Block 21. Refer to Note 4 under the heading “Block 21 - Discontinued Operations” for additional discussion. The results during the first nine months of 2022 also include a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion.

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

Sale of Block 21 in May 2022

On May 31, 2022, we completed the previously announced sale of Block 21 to Ryman for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net cash proceeds totaled approximately $112 million (including $6.9 million escrowed at closing and disbursed in full to Stratus in June 2023). We recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022. Block 21 was our wholly owned mixed-use real estate property in downtown Austin, Texas, containing the 251-room W Austin Hotel, Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue, Class A office space, retail space and the 3TEN ACL Live entertainment venue. The sale of Block 21 eliminated our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for the 2022 periods presented in the consolidated financial statements included in this Form 10-Q. Refer to Note 4 for further discussion.

RECENT DEVELOPMENT ACTIVITIES

Current Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” in our 2022 Form 10-K.

Barton Creek
Amarra Drive Phase III. In second-quarter 2022, we sold a six-acre undeveloped multi-family tract of land for $2.5 million. As of September 30, 2023, two developed Amarra Drive Phase III lots remained unsold.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2023, we completed and sold one home for $2.5 million. Construction on the last ten homes continues to progress with four of the homes expected to be completed in fourth-quarter 2023. As of November 8, 2023, one home was under contract to sell and nine homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in November 2023. As of September 30, 2023, we had signed leases for approximately 25 percent of the units.

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

We and the equity investor have agreed to contribute up to an additional $10.0 million each to the partnership if called upon by the general partner. The initial and potential additional equity contributions are projected to constitute a sufficient amount of equity capital to develop both Phase I and Phase II of the Holden Hills project. The partnership anticipates securing additional debt financing for the development of Phase II. The construction of homes on the pods or estate lots would require additional capital. We expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, in late 2024. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in late 2024 or 2025. We may sell the developed pods and estate lots or may elect to build and sell, or build and lease, homes on some or all of the pods and estate lots, depending on financing and market conditions. Pods and estate lots may also be acquired from the Holden Hills partnership by a limited partner for further development under procedures approved by the partners.

We entered into a development agreement with the Holden Hills partnership (Development Agreement) that provides that, as part of Phase I, the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by us from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. Pursuant to the Development Agreement, we will reimburse the Holden Hills partnership for 60 percent of the costs of the Tecoma Improvements. We have posted standby letters of credit with the City of Austin under our revolving credit facility with Comerica Bank totaling approximately $11.0 million as fiscal security for completion of certain infrastructure improvements benefiting the Holden Hills project and have agreed to leave such fiscal security in place until the improvements are completed. As of September 30, 2023, we had $9.2 million remaining to complete the Tecoma Improvements.

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

The Annie B
In third-quarter 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury residential units. We continue to work to finalize our development plans and to evaluate whether the project is most profitable as a for rent or for sale product. Our goal is to commence construction as soon as financing and other market conditions warrant.

The Saint Julia
We have advanced development plans for The Saint Julia, an approximately 300-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. Our goal is to commence construction as soon as financing and other market conditions warrant.

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, we secured the right to develop a multi-family project on our remaining land in Lakeway, Texas. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

Other Residential
In October 2022, we entered into a contract to sell approximately 11 acres planned for 275 multi-family units in Magnolia Place for $4.3 million. The buyer terminated the contract in September 2023.

In August 2023, we entered into a contract to sell approximately 47 acres planned for up to 600 multi-family units, a second phase of retail development and up to seven remaining pad sites in Magnolia Place for $14.5 million, which is currently not expected to close before first-quarter 2024.

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

Magnolia Place
The retail component of Magnolia Place, our H-E-B shadow-anchored retail project in Magnolia, Texas, is currently planned to consist of up to four retail buildings totaling approximately 34,000 square feet and up to nine retail pad sites to be sold or ground leased. The first phase of development consists of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. Except for a storm water drainage pond and certain City of Magnolia water supply upgrades, which are expected to be completed by the end of 2024, the first phase of development was completed in third-quarter 2022, and the two retail buildings were turned over to our retail tenants to begin their finish-out process. As of September 30, 2023, we had signed leases for all the retail space in the first phase of development, and all tenants were open for business. As discussed above, in August 2023, we entered into a contract to sell approximately 47 acres planned for a second phase of retail development, up to seven remaining pad sites and up to 600 multi-family units, for $14.5 million. We sold two retail pad sites in 2022 for a total of $3.4 million.

Jones Crossing
Jones Crossing, our H-E-B shadow-anchored mixed-use project in College Station, Texas, the location of Texas A&M University, has additional commercial development potential of approximately 104,750 square feet of commercial space.

Other Commercial
We also own and operate the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of September 30, 2023, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space.
•At Jones Crossing, as of September 30, 2023, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,117 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease.
•Lantana Place is our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of September 30, 2023, we had signed leases for approximately 92 percent of the

99,379-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,855 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and as of September 30, 2023, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

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

Market Conditions

Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued rising through June 2022. Since then, the rate of inflation has generally decelerated; however, it has remained at historically high levels. In response, the Federal Reserve has raised the federal funds target interest rate by an aggregate of 525 basis points during 2022 and through September 2023, to a target range between 5.25 percent and 5.50 percent, the highest level in over 20 years, and it may increase rates again during the remainder of 2023 and thereafter. Because all of our debt is variable rate, these increases in market interest rates have substantially increased our borrowing costs. Refer to “Capital Resources and Liquidity – Debt Maturities and Other Contractual Obligations” below for further discussion.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating (loss) income:
Real Estate Operations [a]	$(1,505)	$(89)	$(6,215)	$1,014
Leasing Operations [b]	1,354	853	3,900	8,374
Corporate, eliminations and other [c]	(3,178)	(3,594)	(11,959)	(10,202)
Operating loss	(3,329)	(2,830)	(14,274)	(814)
Interest expense, net	—	—	—	(15)
Net loss from continuing operations	(3,217)	(2,574)	(14,799)	(230)
Net income from discontinued operations [d]	—	—	—	96,300
Total comprehensive loss attributable to noncontrolling interests	373	214	853	463
Net (loss) income attributable to common stockholders	$(2,844)	$(2,360)	$(13,946)	$96,533
a.Includes sales commissions and other revenues together with related expenses. For both 2022 periods, includes a $650 thousand impairment charge related to one of the Amarra Villas homes that was sold for $2.5 million in first-quarter 2023 and $70 thousand for the multi-family tract of land at Kingwood Place sold for $5.5 million in fourth-quarter 2022. Refer to Note 4.
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

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Developed property sales	$—	$—	$2,493	$2,382
Undeveloped property sales	—	6,887	—	12,331
Commissions and other	—	—	58	124
Total revenues	—	6,887	2,551	14,837
Cost of sales, including depreciation	(1,505)	(6,256)	(8,766)	(13,103)
Impairment of real estate	—	(720)	—	(720)
Operating (loss) income	$(1,505)	$(89)	$(6,215)	$1,014

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Nine Months Ended September 30,
	2023			2022
	Homes	Revenues	Average Cost Per Home	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$2,493	$2,243	1	$2,382	$2,382
Total Residential	1	$2,493		1	$2,382

We had no developed property sales in third-quarter 2023 or 2022. During the periods presented, we sold one Amarra Villas home in the second quarter of 2022 and one in the first quarter of 2023.

Undeveloped Property Sales. In third-quarter 2022, we closed $6.9 million of undeveloped property sales consisting of (i) 28 acres of residential land for $3.2 million at Magnolia Place, (ii) a 0.3 acre tract of land in Austin for $1.6 million, (iii) a pad site at Magnolia Place for $1.1 million and (iv) a pad site at West Killeen Market for $1.0 million. During the first nine months of 2022, we also closed $5.4 million of undeveloped property sales consisting of (i) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (ii) a completed pad site at Magnolia Place for $2.3 million and (iii) a tract of land in Austin for $0.6 million. We had no undeveloped property sales in third-quarter 2023 or for the first nine months of 2023.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales decreased to $1.5 million in third-quarter 2023, compared to $6.3 million in third-quarter 2022, primarily due to the undeveloped property sales in third-quarter 2022 while there were no property sales in third-quarter 2023. Cost of sales decreased to $8.8 million for the first nine months of 2023, compared to $13.1 million for the first nine months of 2022, primarily due to higher real estate revenues in the first nine months of 2022 partially offset by a $1.2 million charge to write off a forfeited earnest money deposit and other pursuit costs associated with terminating a contract to purchase land and $1.0 million of expenses related to the formation of the Holden Hills partnership in the first nine months of 2023.

Impairment of Real Estate. In third-quarter 2022, we recorded impairment charges totaling $720 thousand. These included a $650 thousand impairment charge related to one of the Amarra Villas homes that sold for $2.5 million in first-quarter 2023 and a $70 thousand impairment charge for the multi-family tract of land at Kingwood Place that sold for $5.5 million in fourth-quarter 2022. Refer to Note 4 for further discussion.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Rental revenue	$3,669	$3,090	$10,450	$9,370
Rental cost of sales, excluding depreciation and amortization	(1,381)	(1,350)	(3,786)	(3,204)
Depreciation and amortization	(934)	(887)	(2,764)	(2,604)
Gain on sale of assets	—	—	—	4,812
Operating income	$1,354	$853	$3,900	$8,374

Rental Revenue. In the 2023 periods, rental revenue primarily included revenue from Lantana Place, Kingwood Place, Jones Crossing, West Killeen Market, Magnolia Place and The Saint June. In the 2022 periods, rental revenue primarily included revenue from Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market. The increase in rental revenue in the 2023 periods, compared with the 2022 periods, primarily reflects revenue from Magnolia Place and The Saint June, both of which had no rental revenue in the 2022 periods, as well as increased revenue at Kingwood Place and West Killeen Market.

Rental Cost of Sales and Depreciation and Amortization. Rental cost of sales and depreciation and amortization expense increased in the 2023 periods compared with the 2022 periods, primarily as a result of The Saint June, which had no operating expenses in the 2022 periods, and Magnolia Place, which began operations in third-quarter 2022, and costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Gain on Sale of Assets. For the first nine months of 2022, we recognized a $4.8 million pre-tax gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses were $3.2 million in third-quarter 2023 and $12.0 million for the first nine months of 2023, compared to $3.6 million in third-quarter 2022 and $10.2 million for the first nine months of 2022. The decrease in the third-quarter 2023 compared to the third-quarter 2022 was primarily a result from a reduction in the employee incentive compensation costs associated with the Profit Participation Incentive Plan (PPIP) resulting from a decreased valuation for Kingwood Place. The increase in the first nine months of 2023 compared to the first nine months of 2022 was primarily a result of higher compensation costs for salary increases and estimated cash incentive awards for 2023, as well as charges for restricted stock units (RSUs) granted in second-quarter 2022 in connection with the PPIP payouts for Lantana Place and The Santal. Fees related to a new consulting arrangement in 2023 to help raise third-party equity capital and office rent, which was eliminated in consolidation prior to the sale of Block 21, also contributed to the increase in the first nine months of 2023.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $3.4 million in third-quarter 2023 and $8.7 million for the first nine months of 2023, compared with $1.8 million in third-quarter 2022 and $4.4 million for the first nine months of 2022. Interest costs in the 2023 periods were higher, compared to the 2022 periods, primarily reflecting rising interest rates as well as an increase in average debt balances. As of September 30, 2023, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased during 2022 and the first nine months of 2023, and may continue to rise in the future if prevailing market interest rates continue to climb.

Substantially all of the interest costs were capitalized for all periods presented. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for all periods presented.

Provision for Income Taxes. We recorded a provision for income taxes of $(0.4) million in third-quarter 2023 and $(2.0) million for the first nine months of 2023, compared to $(0.4) million in third-quarter 2022 and $(0.2) million for the first nine months of 2022. The provision for income taxes in 2023 is primarily a result from the taxable income generated from cash received in the Holden Hills transaction discussed in Note 3. Refer to Note 8 for further discussion of income taxes.

Net Income from Discontinued Operations. As a result of the sale of Block 21 in May 2022, we did not have any net income from discontinued operations in the 2023 periods. Net income from discontinued operations totaled $96.3 million for the first nine months of 2022. The net income in the 2022 periods primarily reflects a $119.7 million pre-tax gain on the sale of Block 21.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $0.4 million in third-quarter 2023 and $0.9 million for the first nine months of 2023, compared to $0.2 million in third-quarter 2022 and $0.5 million for the first nine months of 2022.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Nine Months Ended September 30, 2023 and 2022
Operating Activities. Cash used in operating activities totaled $39.3 million for the first nine months of 2023, compared with $49.3 million for the first nine months of 2022. Expenditures for purchases and development of real estate properties totaled $34.7 million for the first nine months of 2023 and $18.3 million for the first nine months of 2022, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other for the first nine months of 2022 is primarily related to the payment of awards under our PPIP and the timing of tax payments, including property taxes.

Investing Activities. Cash (used in) provided by investing activities totaled $(36.9) million for the first nine months of 2023 and $66.2 million for the first nine months of 2022. During the first nine months of 2022, we received net proceeds from the sale of Block 21 of $105.8 million (excluding the release of reserves previously presented as restricted cash but including $6.9 million escrowed at closing). As no claims were made against the escrowed amounts, the $6.9 million was disbursed in full to us in June 2023.

Capital expenditures totaled $36.2 million for the first nine months of 2023, primarily for The Saint George and The Saint June, and $38.9 million for the first nine months of 2022, primarily for The Saint June, The Saint George and Magnolia Place projects.
Financing Activities. Cash provided by (used in) financing activities totaled $66.9 million for the first nine months of 2023 and $(9.7) million for the first nine months of 2022. During both the first nine months of 2023 and 2022, we had no net borrowings on the Comerica Bank revolving credit facility. During the first nine months of 2023, net borrowings on other project and term loans totaled $33.2 million, primarily reflecting borrowings on The Saint George construction loan, The Saint June construction loan and the Amarra Villas revolving credit facility, partially offset by the payoff of the New Caney land loan. During the first nine months of 2022, net repayments on other project and term loans totaled $16.0 million, primarily reflecting borrowings on the Magnolia Place and The Saint June construction loans. Refer to “Revolving Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2023.
During the first nine months of 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership. During the first nine months of 2022, we received contributions from a noncontrolling interest owner of $15.0 million, related to The Saint George partnership.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. During the first nine months of 2023, $0.7 million of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $0.6 million of dividends accrued for unvested RSUs presented in accrued liabilities as of September 30, 2023. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In 2022, with written consent from Comerica Bank, our Board also approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. As of September 30, 2023, we repurchased 386,619 shares of our common stock for a total of $9.9 million at an average price of $25.67. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program, we acquired 389,378 shares of our common stock for a cost of $10.0 million at an average price of $25.68 per share.

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice.

Revolving Credit Facility and Other Financing Arrangements
As of September 30, 2023, we had $35.2 million in cash and cash equivalents and restricted cash of $1.2 million, and no amount was borrowed under our revolving credit facility. Of the $35.2 million in consolidated cash and cash equivalents at September 30, 2023, $2.9 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements. We have taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of our deposits; however, we typically have some cash balances on deposit with banks in excess of FDIC insured limits. Any loss of uninsured deposits could have a material adverse effect on our future financial condition, liquidity and operations. As of September 30, 2023, $30.1 million was invested in an FDIC insured cash sweep platform.

As of September 30, 2023, we had total debt of $158.5 million based on the principal amounts outstanding compared with $123.9 million at December 31, 2022. As of September 30, 2023, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $53.8 million, resulting in availability of $40.5 million, net of letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025 and increased the floor of the facility’s benchmark rate. As amended, advances under the revolving credit facility bear interest at the one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, we entered into another modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, we entered into a $2.3 million letter of credit to secure our obligations to construct and pay for certain utility infrastructure in Lakeway, Texas, estimated to cost approximately $2.3 million. Refer to Note 6 for additional discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of September 30, 2023.

In April 2023, we made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In August 2023, we made an additional advance of $800 thousand under the operating loan to Stratus Block 150, L.P. The loan bears interest at the one-month BSBY Rate plus 5.00 percent, is subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners.

In June 2023, we made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. In October 2023, we made an additional advance of $250 thousand under the operating loan to The Saint June, L.P., and the Class B Limited Partner made an operating loan of $250 thousand to The Saint June, L.P. The loans bear interest at the Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, is subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

In February 2023, The Annie B land loan’s maturity was extended to March 1, 2024. Also in February 2023, our subsidiary Holden Hills, L.P. entered into a $26.1 million construction loan with Comerica Bank due February 8, 2026 to finance the development of Phase I of the Holden Hills project. In March 2023, we repaid the $4.1 million New Caney land loan. In response to the phase-out of London Interbank Offered Rate (LIBOR) as a benchmark interest rate, in the first nine months of 2023, interest terms were modified for The Saint June construction loan, The Annie B land loan, and the Magnolia Place construction loan to replace the LIBOR benchmark rate with either Term SOFR or the one-month BSBY Rate. Refer to Note 6 for further discussion.

Our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2022 Form 10-K for a discussion of the financial covenants in our debt agreements. As of September 30, 2023, we were in compliance with all of our financial covenants. However, our Jones Crossing project did not pass the debt service coverage ratio (DSCR) test under the Jones Crossing loan in each of fourth-quarter 2022 and first-quarter 2023. The DSCR test under the Jones Crossing loan is not a financial covenant and not meeting the DSCR test is not an event of default; however, to avoid a “Cash Sweep Period,” as defined in the loan agreement, we made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to restore the DSCR to the required threshold. As permitted under the Jones Crossing loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel (the Multi-Family Phase) from the primary ground lease, and the Multi-Family Phase was released from the loan collateral. In October 2023, the Jones Crossing loan was modified effective August 1, 2023 to remove the Multi-Family Phase from certain defined terms and to revise the DSCR calculation to exclude the Multi-Family Phase from expenses on a retroactive basis beginning in second-

quarter 2023. Accordingly, the DSCR met the threshold in second-quarter and third-quarter 2023. Based on our current estimates of the Jones Crossing project’s operating income and interest rates, we project that we will meet the DSCR test over the next 12 months.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, Amarra Villas revolving credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in 2022 in connection with the special cash dividend and completed $10.0 million share repurchase program, and in November 2023 in connection with the new $5.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2023 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Comerica Bank revolving credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	—	22,594		—	22,594
The Annie B land loan [b]	—	14,000	—	—	—	—	14,000
Construction loans:
Kingwood Place [c]	28,011	—	—	—	—	—	28,011
The Saint June	—	25,997	—	—	—	—	25,997
Lantana Place	73	298	327	354	20,784	—	21,836
The Saint George	—	—	—	16,097	—	—	16,097
Amarra Villas revolving credit facility	—	14,242	—	—	—	—	14,242
Magnolia Place	—	8,713	—	—	—	—	8,713
West Killeen Market	15	58	5,198	—	—	—	5,271
Holden Hills	—	—	—	1,711	—	—	1,711
Total	$28,099	$63,308	$5,525	$40,756	$20,784	$—	$158,472
a.In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date of the revolving credit facility to March 27, 2025. Refer to Note 6 for further information.
b.In February 2023, we extended the maturity date of this loan to March 1, 2024.
c.The maturity date is December 6, 2023. We exercised our option to extend the maturity date for one additional 12-month period, which the lender has approved. We are working with the lender to document the extension and modification of the loan agreement.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022 [a]
Comerica Bank revolving credit facility [b]	—%	—%	—%	4.97%
Jones Crossing loan	7.57	4.23	7.16	3.20
The Annie B land loan	8.25	5.22	7.83	4.04
New Caney land loan [c]	—	4.76	—	3.53
Construction loans:
Kingwood Place	7.87	4.59	7.56	3.34
The Saint June [d]	8.13	5.01	7.76	4.96
Lantana Place	7.66	4.74	7.33	3.67
The Saint George [e]	7.66	—	7.63	—
Amarra Villas revolving credit facility	8.27	5.07	7.95	4.19
Magnolia Place	8.63	5.28	7.89	4.59
West Killeen Market	7.98	4.95	7.64	3.72
Holden Hills [f]	8.36	—	8.36	—
a.At March 31, 2022, we had an outstanding balance of $38 thousand for the loan under the Paycheck Protection Program (PPP loan). The PPP loan bore interest at 1.00 percent. The PPP loan matured and the remaining balance was repaid on April 15, 2022.
b.We did not have an outstanding balance during third-quarter 2023, third-quarter 2022 or the first nine months of 2023. At September 30, 2023, the interest rate for the revolving credit facility was 9.40 percent.
c.In March 2023, we repaid this loan.

d.We did not have an outstanding balance during first-quarter 2022.
e.We did not have an outstanding balance during either period in 2022 or during first-quarter 2023.
f.We did not have an outstanding balance during either period in 2022 or during first-quarter and second-quarter 2023.

Liquidity Outlook
We had firm commitments totaling approximately $54 million at September 30, 2023 primarily related to construction of The Saint George, Holden Hills and Amarra Villas. We have construction loans, as well as remaining equity capital contributed to the Holden Hills partnership, to fund these projected cash outlays for the projects over the next 12 months except for anticipated operating loans to The Saint George Apartments, L.P. described below and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of September 30, 2023, we had $9.2 million remaining to complete the Tecoma Improvements. Refer to "Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills” above for further discussion of the Tecoma Improvements. Also, we anticipate making future operating loans to Stratus Block 150, L.P. and The Saint George Apartments, L.P. totaling up to $3.4 million over the next 12 months to enable the partnerships to pay debt service and project costs. The operating loans would bear interest at the one-month BSBY Rate plus 5.00 percent and would be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized commercial properties (West Killeen Market, Jones Crossing, Lantana Place and Kingwood Place) are projected to generate sufficient cash flow to cover debt service over the next 12 months. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements, the projected operating loans to partnerships and general and administrative expenses, we had cash on hand of $35.2 million at September 30, 2023 and availability under our revolving credit facility (which matures on March 27, 2025) of approximately $40.5 million as of September 30, 2023 in amounts expected to be sufficient to fund these cash requirements for the next 12 months.

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

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent, which was obtained in connection with the share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes and the cost of building materials and labor, increases in inflation and interest rates, supply chain constraints, tightening bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, including as a result of the conflicts in Ukraine and Israel, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, the failure of any bank in which we deposit our funds, any major public health crisis, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2022 Form 10-K, filed with the SEC.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. We caution investors that we undertake no obligation to update our forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, business plans, actual experience or other changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part 1, Item 1A. “Risk Factors” of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

There were no unregistered sales of our equity securities during the three months ended September 30, 2023.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended September 30, 2023, and the approximate dollar value of shares remaining available for purchase pursuant to our $10.0 million share repurchase program as of September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [a]
July 1, 2023 through July 31, 2023	10,467	$26.45	10,467	$271,822
August 1, 2023 through August 31, 2023	3,031	$27.58	3,031	$188,213
September 1, 2023 through September 30, 2023	4,115	$27.81	4,115	$73,777
Total	17,613	$26.96	17,613	$73,777
a.On September 2, 2022, we announced that our Board approved a share repurchase program authorizing repurchases of up to $10.0 million of our common stock. Share repurchases under the program were made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. In October 2023, we completed the share repurchase program, which did not have an expiration date. In total, under the completed share repurchase program we acquired 389,378 shares of our common stock for a cost of $10.0 million at an average price of $25.68 per share. On November 14, 2023, we announced that our Board approved a new share repurchase program authorizing repurchases of up to $5.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Sixth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 31, 2023.		10-Q	001-37716	8/14/2023

10.2	First Amendment of Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, effective as of August 1, 2023.	X

10.3*	Stratus Properties Inc. Long-Term Incentive Plan and Form of Award Notice.		10-Q	001-37716	5/15/2023

10.4*	Stratus Properties Inc. Executive Annual Incentive Plan (effective January 2023).		10-Q	001-37716	5/15/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: November 14, 2023
S-1