Form 10-K
period 2023-12-31
STRATUS PROPERTIES INC
filed 2024-03-28
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $131.7 million on June 30, 2023.
Common stock issued and outstanding was 8,065,322 shares on March 25, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Items 1. and 2. Business and Properties

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, “stratusproperties.com,” including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our website is intended to provide information that may be of interest to investors and other stakeholders. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

Except as otherwise described herein or where the context otherwise requires, all references to “Stratus,” “we,” “us” and “our” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8.), and references to “MD&A” refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk included herein (refer to Items 7. and 7A.). The following discussion includes forward-looking statements and actual results may differ materially from those anticipated in the forward-looking statements (refer to Item 1A. “Risk Factors” and “Cautionary Statement” in MD&A for additional information).

Overview

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas.

We generate revenues and cash flows primarily from the sale of our developed and undeveloped properties and the lease of our retail, mixed-use and multi-family properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence built on the lot or a property that has been developed for lease. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family properties that we developed. Tenants in our retail and mixed-use properties are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services.

During the last three fiscal years we produced substantial earnings and cash primarily from the following transactions:
•In 2023, the formation of a joint venture to develop our 495-acre Holden Hills residential project within the Barton Creek community in Austin, resulting in a cash distribution and payment of $35.8 million to us.
•In 2022, the sale of our mixed-use real estate property Block 21 in downtown Austin, producing net cash proceeds of $112.3 million and a pre-tax gain of $119.7 million. We also completed the sale of substantially all of our non-core assets.
•In 2021, the sale of multi-family properties in Austin, The Santal within the Barton Creek community and The Saint Mary located in the Circle C community. The sale of The Santal generated net cash proceeds of approximately $74 million and a pre-tax gain of $83.0 million. The sale of The Saint Mary, after establishing a reserve for remaining costs of the partnership, produced $20.9 million in cash and a pre-tax gain of $22.9 million ($16.2 million net of noncontrolling interests).
•Over the last three fiscal years, we have raised third-party equity capital for development projects, totaling $101.3 million, including the Holden Hills third-party contribution mentioned above.

After the sale of Block 21 in May 2022, which eliminated our Hotel and Entertainment segments, our Board of Directors (the Board) and management team engaged in a strategic planning process, which included consideration of the uses of proceeds from recent property sales and our future business strategy. In September 2022, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock. Our Board also approved a share repurchase program authorizing repurchases of up to $10.0 million of our common stock, which was completed in October 2023. In November 2023, our Board authorized a new $5.0 million share repurchase program. Our Board decided to continue our successful development program, with our proven team focusing on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. We also decided to continue to focus on developing properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved.

Largely as a result of cash received from the property sales and joint venture distribution discussed above and focused liquidity management on our part, as of December 31, 2023, consolidated cash and cash equivalents totaled $31.4 million, and we had $40.5 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs, and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023, among other things, we completed construction and began lease-up of The Saint June multi-family project in Austin, continued construction of the Saint George multi-family project in Austin, advanced construction on the Holden Hills project in Austin, managed our completed retail projects and advanced entitlements on other projects.

Although 2023 was challenging, we see reasons for optimism regarding improving real estate market conditions in our markets as the year 2024 progresses. Our retail portfolio consists of five stabilized projects, namely Jones Crossing, Kingwood Place, Lantana Place, Magnolia Place and West Killeen Market, and we are in the process of engaging brokers to explore the sale of these properties. In connection with any such sales, we anticipate returning capital to stockholders, subject to obtaining required consents from Comerica Bank. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve. Refer to “Business Strategy” in MD&A for further discussion.

Continuing Operations

The following discussion describes the properties included in our Real Estate Operations and Leasing Operations segments. Refer to Note 10, the section “Properties” below, and MD&A for more detailed discussion of the properties.

Real Estate Operations. Our Real Estate Operations segment is comprised of our operations with respect to our properties under various stages of development: developed for sale, under development and available for development. As part of our real estate operations, we entitle, develop and sell properties, focused on the Austin, Texas area and other select markets in Texas. The current focus of our real estate operations is developing multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Real estate that we develop and then lease becomes part of our Leasing Operations (refer to “Leasing Operations” below).

We develop properties on our own and also through joint ventures in which we partner with third-party equity investors, serve as general partner, receive fees for development and asset management and may receive a preferred return after negotiated returns are reached. We may develop projects on land we have owned for many years, such as in Barton Creek in Austin, Texas, or on land that we purchase to develop in the future, such as The Saint George project described herein. We may enter into land purchase contracts in which we obtain the right, but not the obligation, to buy land at an agreed-upon price within a specified period of time. These contracts generally limit our financial exposure to our earnest money deposited into escrow and pre-acquisition diligence and planning costs we incur.

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

Revenue from our Real Estate Operations segment accounted for 15 percent of our total revenue for 2023 and 66 percent for 2022. Revenue from our Real Estate Operations segment was a lower percentage of total revenue in 2023 compared to 2022 primarily due to significant revenue from sales of undeveloped properties during 2022 as compared to 2023.

Real estate held for sale includes developed properties in the Real Estate Operations segment and at December 31, 2023 consisted of two residential lots in Amarra Drive Phase III and two Amarra Villas homes. See “Properties – Barton Creek” for further discussion.

The acreage under development and undeveloped as of December 31, 2023 that comprise our real estate operations other than real estate held for sale is presented in the following table.
•Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.
•Undeveloped acreage is presented according to anticipated uses for multi-family units, single-family lots and commercial space based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, the anticipated use of the undeveloped acreage may change over time, and there is no assurance that it will ever be developed. Undeveloped acreage includes vacant pad sites at Magnolia Place (which were sold in February 2024), Jones Crossing and Kingwood Place, as well as other real estate that can be sold “as is.”

	Acreage Under Development				Undeveloped Acreage
	Single Family	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek [a]	503	—	—	503	17	215	394	626	1,129
Circle C [b]	—	—	—	—	—	21	216	237	237
Lantana	—	—	—	—	—	12	5	17	17
The Annie B	—	—	—	—	—	1	—	1	1
The Saint George	—	4	—	4	—	—	—	—	4
Lakeway	—	—	—	—	—	35	—	35	35
Magnolia Place [c]	—	—	—	—	—	29	31	60	60
Jones Crossing	—	—	—	—	—	21	23	44	44
Kingwood Place	—	—	—	—	—	—	8	8	8
New Caney	—	—	—	—	—	10	28	38	38
Total	503	4	—	507	17	344	705	1,066	1,573
a.Refer to “Properties – Barton Creek” below for a discussion of our properties within Barton Creek. The single-family acreage under development includes 495 acres in Holden Hills on which we commenced infrastructure construction during first-quarter 2023. The multi-family and commercial undeveloped acreage includes approximately 570 acres representing our Section N project.
b.We are pursuing rezoning of approximately 216 undeveloped acres from commercial to multi-family.
c.In February 2024, we completed the sale of approximately 47 acres planned for up to 600 multi-family units, a second phase of retail development of approximately 15,000 square feet and all remaining pad sites in Magnolia Place for $14.5 million. As of March 25, 2024, the remaining potential development is approximately 11 acres planned for 275 multi-family units.

The following table summarizes the estimated development potential of our acreage under development and undeveloped acreage as of December 31, 2023:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek [a]	495	1,412	1,648,891
Circle C [b]	—	56	660,985
Lantana	—	306	160,000
The Annie B	—	316	8,325
The Saint George	—	316	—
Lakeway	—	270	—
Magnolia Place [c]	—	875	15,000
Jones Crossing	—	275	104,750
New Caney	—	275	145,000
Other	—	—	7,285
Total	495	4,101	2,750,236
a.Substantially all of the single-family lots relate to Holden Hills and substantially all of the multi-family and commercial relates to Section N. Refer to “Properties – Barton Creek” below for further discussion of recent legal developments and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills and Section N.
b.We are pursuing rezoning of approximately 216 undeveloped acres planned for 660,985 square feet of commercial space from commercial to multi-family.
c.In February 2024, we completed the sale of approximately 47 acres planned for up to 600 multi-family units, a second phase of retail development of approximately 15,000 square feet and all remaining pad sites in Magnolia Place for $14.5 million. As of March 25, 2024, the remaining potential development is approximately 11 acres planned for 275 multi-family units.

Real estate under development as of December 31, 2023 in the tables above included a multi-family property under construction in Austin, Texas: The Saint George, a 316-unit luxury wrap-style project. The Saint George is expected to be reclassified into the Leasing Operations segment upon its completion, which is expected to occur by third-quarter 2024.

The development potential of our undeveloped acreage at December 31, 2023 also included the following, which are not reflected in the table above:
•13 acres planned for up to seven retail pad sites at Magnolia Place, which were sold in February 2024;
•one retail pad site at Kingwood Place; and
•four retail pad sites at Jones Crossing.

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

Our principal properties in our Leasing Operations segment at December 31, 2023 consisted of:
•a 154,092-square-foot retail property representing the first retail phase of Jones Crossing;
•a 151,877-square-foot retail property at Kingwood Place;
•a 99,377-square-foot retail property representing the first phase of Lantana Place;
•a 44,493-square-foot retail property at West Killeen Market;

•a 18,582-square-foot retail property representing the first phase of Magnolia Place; and
•The Saint June, a luxury garden-style multi-family project consisting of 182 units.

Revenue from our Leasing Operations segment accounted for 85 percent of our total revenue for 2023 and 34 percent for 2022. Revenue from our Leasing Operations segment was a higher percentage of total revenue in 2023 compared to 2022 primarily due to lower revenue in our Real Estate Operations segment in 2023 compared to 2022, which had significant revenue from sales of undeveloped properties. Leasing Operations segment revenue increased $2.0 million in 2023 compared to 2022, as a result of the commencement of operations at Magnolia Place in late 2022 and The Saint June in mid-2023, as well as, increased revenue at Kingwood Place, in connection with new leases. Refer to the charts below for our leasing operations revenue by property during 2023 and our developed square feet of retail space by geographic location as of December 31, 2023.

2023 LEASING OPERATIONS REVENUE BY PROPERTY

Jones Crossing
23%
Kingwood Place
26%
West Killeen
9%
Magnolia Place
5%
The Saint June
3%
Lantana Place
34%

RETAIL SPACE BY GEOGRAPHIC LOCATION

Kingwood, TX
(Kingwood Place)
32%
College Station, TX
(Jones Crossing)
33%
Austin, TX
(Lantana Place)
21%
Magnolia, TX
(Magnolia Place)
4%
Killeen, TX
(West Killeen Market)
10%

Retail properties in our Leasing Operations segment had average rentals of $22.29 per square foot as of December 31, 2023, compared to $20.27 per square foot as of December 31, 2022. Our scheduled expirations of leased retail square footage as of December 31, 2023 as a percentage of total space leased was 2 percent in 2024, none in 2025, 1 percent in 2026, 4 percent in 2027, 8 percent in 2028 and 85 percent thereafter.

For additional information about our operating segments refer to “Results of Operations” in MD&A. Refer to Note 10 for a summary of our revenues, operating income or loss and total assets by operating segment.

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

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. As of December 31, 2023, two developed Phase III lots remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra development of Barton Creek. The Amarra Villas and The Saint June are located on two of these multi-family lots. During 2022, we sold a six-acre multi-family tract of land. As of December 31, 2023, we have one undeveloped approximately 11-acre multi-family lot and one undeveloped 22-acre commercial lot.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) is a 20-unit project within the Amarra development. The homes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. We completed construction and sale of the first seven homes between 2017 and 2019. We began construction on the next two Amarra Villas homes in first-quarter 2020, one of which was completed and sold for $2.4 million in second-quarter 2022. In 2021, we began construction of one additional home and in 2022, we began construction on the remaining ten homes. In fourth-quarter 2022, we completed and sold one home for $3.6 million. In first-quarter 2023, we completed and sold one home for $2.5 million. Construction was completed on two of the homes in fourth-quarter 2023, and one home was completed and sold in February 2024 for $4.0 million. Construction on the last seven homes continues to progress. As of March 25, 2024, one home was under contract to sell for $3.6 million and eight homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. As of March 25, 2024, we had signed leases for approximately 75 percent of the units. We own this project through a limited partnership with a third-party equity investor. Refer to Note 2 for further discussion.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres. The community has been designed to feature unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for this project in January 2023, and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. We are currently continuing development of Phase I of our Holden Hills project according to our previously disclosed plans and anticipate that we could start building homes and/or selling home sites in 2025. As a result of the ETJ process described below, our development plans for Holden Hills are under review. For additional discussion, refer to “Recent Development Activities” in MD&A and Notes 2 and 6.

Section N. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. We are designing a dense, mid-rise, mixed-use project, with extensive multi-family and retail components, coupled with limited office, entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities, which is expected to result in a significant increase in development density as compared to our prior plans. As a result of the ETJ process described below, our development plans for Section N are under review.

ETJ Process. Texas Senate Bill 2038 (the ETJ Law) became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills and Section N from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather the Holden Hills and Section N projects under most laws in effect in Travis County at the time of the filings. Several cities in Texas have brought a lawsuit challenging the ETJ Law. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs and potentially permit meaningful increases in development density. In light of the ETJ Law, we have begun work on assessing potential revisions to our development plans for Holden Hills and Section N. For additional discussion, refer to Item 1A. “Risk Factors.”

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

The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2023, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 residential units. We are pursuing rezoning that would reallocate the commercial space to multi-family use.

Lantana
Lantana is a community south of Barton Creek in Austin. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. Lantana Place is a partially developed, mixed-use development project within the Lantana community. In addition to Lantana Place, we have remaining entitlements for 160,000 square feet of commercial use on five acres (which we refer to as Tract G07) in the Lantana community.

Lantana Place – Retail. We completed construction of the 99,377-square-foot first phase of Lantana Place in 2018. As of December 31, 2023, we had signed leases for substantially all of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott, which opened in November 2021.

Lantana Place – The Saint Julia. We have advanced development plans for The Saint Julia, an approximately 300-unit multi-family project that is part of Lantana Place. Our goal is to commence construction as soon as financing and other market conditions warrant. Refer to Note 6 for additional discussion.

The Annie B
In September 2021, we announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Based on preliminary plans, The Annie B would be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury multi-family units for lease. The project includes the historic AO Watson house, which will be renovated and expanded to offer amenities that may include a restaurant, pool and garden, while preserving the property’s historic and architectural features. We closed the land purchase in September 2021. We continue to work to finalize our development plans and to evaluate whether the project is most profitable as a for rent or for sale product. Our goal is to commence construction as soon as financing and other market conditions warrant. We own this project through a limited partnership with third-party equity investors. Refer to Notes 2 and 6 for further discussion.

The Saint George
In third-quarter 2022, we began construction on The Saint George, a 316-unit luxury wrap-style multi-family project in north central Austin. The Saint George is being built on approximately four acres and is comprised of studio, one and two bedroom units for lease and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion by third-quarter 2024. We own this project through a limited partnership with a third-party equity investor. Refer to Notes 2 and 6 for further discussion.

Lakeway
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, during 2023 we secured the right to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion. Refer to Note 9 for discussion of our sale of The Oaks at Lakeway in 2017.

Our other Texas properties include:

Magnolia Place
In August 2021, we began construction on the first phase of development of Magnolia Place, our H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas. The first phase of development consists of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. Except for a storm water drainage pond and certain City of Magnolia water supply upgrades, which are expected to be completed by the end of 2024, the first phase of development was completed in third-quarter 2022, and the two retail buildings were turned over to our retail tenants to begin their finish-out process. H-E-B completed construction and opened its 95,000-square-foot grocery store on an adjoining 18-acre site in fourth-quarter 2022. As of December 31, 2023, we had signed leases for all the retail space in the first phase of development and all tenants were open for business. During second-quarter 2022, we sold one retail pad site for $2.3 million and sold another retail pad site in third-quarter 2022 for $1.1 million. In third-quarter 2022, we also sold 28 acres consisting of all of the undeveloped single-family residential land for $3.2 million. In February 2024, we completed the sale of approximately 47 acres planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. As of March 25, 2024, the remaining Magnolia Place project consists of the two fully-leased retail buildings and potential development of approximately 11 acres planned for 275 multi-family units.

Jones Crossing
In 2017, we entered into a 99-year ground lease pursuant to which we leased a 72-acre tract of land in College Station, Texas, the location of Texas A&M University, for Jones Crossing, an H-E-B-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project was completed in 2018, consisting of 154,092 square feet. The H-E-B grocery store opened in September 2018, and, as of December 31, 2023, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. As of December 31, 2023, we had approximately 23 undeveloped commercial acres with estimated development potential of approximately 104,750 square feet of commercial space and four retail pad sites. We continue to evaluate options for the 21-acre multi-family component of this project. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Kingwood Place
In 2018, we purchased a 54-acre tract of land in Kingwood, Texas (in the greater Houston area) to be developed as Kingwood Place, an H-E-B-anchored, mixed-use development project. The Kingwood Place project includes 151,877 square feet of retail lease space, anchored by a 103,000-square-foot H-E-B grocery store, and five pad sites. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the H-E-B grocery store opened in November 2019. An 8,000-square-foot retail building was completed in June 2020. We have signed ground leases on four retail pad sites and one retail pad site remains available for lease. As of December 31, 2023, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We own this project through a limited partnership with third-party equity investors. Refer to Notes 2 and 6 for further discussion.

In October 2022, we closed on the sale of a 10-acre multi-family tract of land at Kingwood Place for $5.5 million. In connection with the sale, we made a $5.0 million principal payment on the Kingwood Place construction loan.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, near Fort Cavazos, to develop the West Killeen Market project, an H-E-B shadow-anchored retail project and sold 11 acres to H-E-B. The project encompasses 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot H-E-B grocery store. Construction at West Killeen Market was completed and the H-E-B grocery store opened in 2017. As of December 31, 2023, we had signed leases for approximately 74 percent of the retail space at West Killeen Market. During third-quarter 2022, we sold the last remaining retail pad site for $1.0 million.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with H-E-B, in New Caney, Texas, originally planned for the future development of an H-E-B-anchored, mixed-use project. Subject to completion of development plans, we anticipate that the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet, five pad sites and a 10-acre multi-family parcel planned for approximately 275 multi-family units. We finalized the lease for the H-E-B grocery store in March 2019, and upon execution of this lease, we acquired H-E-B’s interests in the partnership for approximately $5 million. Due to changes in H-E-B’s development timeline, the H-E-B lease was terminated in fourth-quarter 2022. We are currently working on options for an alternative retail anchor and do not plan to commence construction of the New Caney project prior to 2025.

Our development plans for The Annie B, Section N and The Saint Julia will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we receive development management fees and asset management fees and with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. We anticipate seeking additional debt to finance the development of Phase II of Holden Hills. We are also pursuing other development projects. These potential development projects and projects in our portfolio could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Competition

We operate in highly competitive industries, namely the real estate development and leasing industries. Refer to Part I, Item 1A. “Risk Factors” for further discussion of competitive factors relating to our businesses.

Revolving Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our revolving credit facility and other financing arrangements, refer to “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” in MD&A and Notes 2 and 6.

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

Corporate Responsibility

With the oversight of the Nominating and Corporate Governance Committee of our Board, we have posted to our website information regarding our corporate responsibility performance and objectives, including discussions about our human capital management, governance, sustainability objectives and related policies adopted by our Board.

Human Capital
We believe that our employees are one of our greatest resources and that our dedicated and talented team is the foundation of our success and achievements. We are committed to supporting inclusion in the workplace and encouraging the health and well-being of our employees. At December 31, 2023, we had a total of 33 employees, all of whom were full-time employees. We believe we have a good relationship with our employees, none of whom are represented by a union. We adopted a Labor and Human Rights Policy, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Sustainability
As a real estate development company centered in Austin, Texas, we understand the value that a healthy environment and healthy people bring to our projects, our company and our stakeholders. As a member of the U.S. Green Building Council (USGBC), we work along with council members with the goal of transforming the way buildings and communities are designed, built and operated in order to create environmentally and socially responsible properties for a more sustainable life. For more than 15 years, we have partnered with leaders in sustainable development, engineering and design, including, among others, USGBC and The Center for Maximum Potential Building Systems. We have built a range of projects recognized as being on the leading edge of sustainable practices, including Block 21, the first mixed-use high rise tower in Austin to receive the USGBC LEED (Leadership in Energy & Environmental Design) Silver certification, and many of our residential communities and retail developments. Our Holden Hills project is being designed to focus on health and wellness, sustainability and energy conservation. The Saint June project was designed to celebrate the natural landscape and provides a guidebook describing ways residents can use the green features of the community to further enhance its sustainability. We believe that our customers recognize our environmental stewardship and will continue to reward thoughtful and sustainable development. We adopted an Environmental Policy and a Vendor Code of Conduct, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

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

We cannot assure you that our current business strategy will be successful. For a description of our current business strategy, refer to “Business Strategy” in MD&A. Results of the past sales of our properties are not indicative of results of future sales. The timing of property sales and proceeds from such sales are difficult to predict and depend on market conditions and other factors. Our ability to generate revenue in our leasing operations depends on our ability to successfully develop new projects and our ability to obtain attractive rental and occupancy rates on existing and new projects. Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration; however, prices and demand for residential real estate in the Austin area have generally moderated and in some submarkets declined. In addition, we have faced challenging market conditions in recent periods due to high interest rates, tightened bank credit and high inflation, among other things. During 2023, we made operating loans totaling $3.3 million to two of our joint ventures to pay costs that were higher than anticipated and in first-quarter 2024, we made operating loans totaling $2.7 million to two of our joint ventures to pay costs that were higher than anticipated. We anticipate making future operating loans to three of our joint ventures totaling up to $3.8 million over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnerships and anticipated future operating loans from the Class B limited partners of approximately $2.5 million. Our development plans for our undeveloped land and land under development may change over time, including as a result of changes in real estate market conditions, economic conditions, the cost and availability of capital and changes in laws, such as changes resulting from Texas Senate Bill 2038 enacted in 2023, discussed further below.

Our development plans for future projects require significant additional debt and equity capital. We have increasingly raised equity capital from third parties through joint venture structures, which have their own risks. We may not be able to obtain the funding necessary to implement our business strategy on acceptable terms or at all. Furthermore, our business strategy may not produce sufficient revenues even if we are able to obtain the necessary capital. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. Our long-term success will depend on our ability to profitably execute our development plans over time.

Inflation, higher borrowing costs, tightened bank credit, more limited availability of equity capital, increased construction and labor costs and supply chain constraints have had an adverse impact on us and may continue to do so.

Our industry has been experiencing inflation, higher borrowing costs, tightened bank credit, more limited availability of equity capital, increased construction costs, higher labor costs, labor shortages, and supply chain constraints. Inflation in the U.S. increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained at high levels compared to recent historical periods. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. These factors have increased our costs, adversely impacted the projected profitability of our new projects, delayed the start of or completion of projects, adversely impacted our ability to raise equity capital on attractive terms and in our desired time frame and adversely impacted our ability to sell some properties at attractive prices in our desired time frame; these trends may continue or worsen.

On completed projects, we have experienced increased borrowing costs on our variable rate debt due to higher interest rates and increased operating costs due to inflation. As of December 31, 2023, all of our consolidated debt was variable rate debt. For all such debt, the average interest rate increased for 2023 compared to 2022 and may continue to rise in the future if prevailing market interest rates rise. Refer to Note 6 for additional information. Further increases in interest rates would further increase our interest costs and the costs of refinancing existing debt or incurring new debt, which would adversely affect our profits and cash flow. Our operating expenses impacted by inflation include contracted services for our properties such as janitorial and engineering services, utilities, repairs and maintenance and insurance. Inflation may cause the value of our properties to rise, which could lead to higher property taxes. Our general and administrative expenses include compensation costs, professional fees and technology services, all of which may continue to increase due to inflation.

Inflation and higher interest rates may also adversely impact a potential buyer’s ability to obtain financing on favorable terms, decreasing demand for the purchase of our properties and lowering their market value. High inflation could have a negative impact on our tenants’ ability to pay rent or absorb rent increases. In addition, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors on ongoing construction projects.

If we are unable to offset rising costs by value engineering or raising rents and sales prices, our profitability and cash flows would be adversely impacted, and we may be required to recognize additional impairment charges in the future. Further, these factors have caused and may continue to cause a decline in demand for our real estate, which could harm our revenues, profits and cash flow.

A decline in general economic conditions, particularly in the Austin, Texas area, could harm our business.

Our business may be adversely affected by periods of economic uncertainty, economic weakness or recession, declining employment levels, declining consumer confidence and spending, declining access to capital, geopolitical instability, or the public’s perception that any of these events or conditions may occur, be present or worsen. Our business is especially sensitive to economic conditions in the Austin, Texas area, where the majority of our properties are located. As discussed elsewhere in this report, our business was adversely impacted during 2022 and 2023 by rising inflation and interest rates and other adverse economic conditions. Further, Russia’s invasion of Ukraine beginning in February 2022 and the war in Israel and surrounding areas beginning in the fourth quarter of 2023 have adversely affected global stability.

These types of adverse economic conditions can result in a general decline in real estate acquisition, disposition, development and leasing activity, a general decline in the value of real estate and in rents and increases in tenant defaults. As a result of a decline in economic conditions, the demand for and value of our real estate may be reduced, our development projects may be further delayed, and we could realize losses, diminished profitability or additional asset impairments.

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area and are primarily focused on residential, residential-centric mixed-use, and retail real estate.

Our real estate operations are primarily located in the Austin, Texas area. While our real estate operations have expanded to include select markets in Texas outside of the Austin area, the geographic concentration of the majority of our operations and of the properties we may have under development at any given time means that our business is more vulnerable to negative changes in local economic, regulatory, weather and other conditions than the businesses of larger, more geographically diversified companies. The performance of the Austin area’s economy and our other select markets in Texas greatly affects our revenue and the values of our properties. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable in these markets.

As a result of our focus on residential, residential-centric mixed-use, and retail projects in Austin, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties. Weakening in the Austin residential market generally makes it more difficult for us to sell our residential properties at attractive prices or to rent our properties at attractive rents. Weakening in the Austin residential market may also adversely impact the demand for retail projects, as may any other trends that cause consumers not to shop at retail locations. Refer to “Overview of Financial Results for 2023 – Real Estate Market Conditions” in Part II, Items 7. and 7A. for more information.

We may not be able to raise additional capital for future projects on acceptable terms, if at all.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction. We have relied on proceeds from property sales and debt financing and cash flow from operations as our primary sources of funding. We have also relied on third-party project-level equity financing of our subsidiaries, which we expect to continue to increase in the future. Our ability to raise additional capital in the future will depend on conditions in the equity and debt markets, general economic and real estate conditions and our financial condition, performance and prospects, among other factors, many of which are not within our control. We may not be able to raise additional capital on acceptable terms if at all. Costs of debt and equity capital increased substantially during 2022 and 2023 and may continue to be high or increase. Any inability to raise additional capital on acceptable terms when needed for existing or future projects could delay or terminate future projects, hinder our ability to complete projects, and prevent us from refinancing debt obligations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Adverse weather conditions, public safety issues, geopolitical instability, and other potentially catastrophic events in our Texas markets could adversely affect our business.

Adverse weather conditions, including natural disasters, public safety issues, geopolitical instability, and other potentially catastrophic events in our Texas markets may adversely affect our business, financial condition and results of operations. Adverse weather conditions may be amplified by or increase in frequency due to the effects of climate change. These events may delay development and sale activities, interrupt our leasing operations, reduce demand for our properties, damage roads providing access to our assets or damage our property resulting in substantial repair or replacement costs to the extent not covered by insurance. Any of these factors could cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to succeed in new markets may limit our growth.

We have acquired in the past, and we could acquire in the future, properties that are outside of the Austin, Texas area, which is our primary market. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, competing with other companies that already have an established presence in the area, hiring and retaining personnel, evaluating quality tenants in the area, and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management’s time and other resources away from our current primary market. As a result, we may not be successful in expanding into new markets, which could adversely impact our results of operations and limit our growth.

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

Many of our business processes and records depend on information systems to conduct day-to-day operations and lower costs, and therefore, we are vulnerable to the increasing threat of information system disruptions and cybersecurity incidents. We also utilize the services of a number of independent contractors, such as general construction contractors, engineers, architects, leasing agents, property managers, technology service providers and attorneys, whose businesses are also vulnerable to the increasing threat of cybersecurity incidents and other information system disruptions. These risks include, but are not limited to, installation of malicious software, phishing, ransomware, credential attacks, unauthorized access to data and other cybersecurity incidents that could lead to disruptions in information systems, unauthorized release of confidential or otherwise protected information, employee theft or misuse of confidential or otherwise protected information and the corruption of data. Increased use of remote work and virtual platforms may increase our risk of cybersecurity incidents. Our information systems and those of our contractors are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins and similar events. A significant theft, loss, loss of access to, or fraudulent use of employee, tenant or other company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines and litigation. There can be no assurance that our security efforts and measures and those of our independent contractors will be effective.

We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us as of March 25, 2024, there can be no assurance that we will not experience any such losses in the future. Further, as cybersecurity threats continue to evolve and become more sophisticated, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cybersecurity threats. Refer to Item 1C. “Cybersecurity” for further information on our cybersecurity governance, risk management and strategy.

Any major public health crisis could adversely affect our business.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases or other health crises that affect public health and public perception of health risk. For example, the COVID-19 pandemic and the public health response to it, had significant disruptive effects on global economic, market and social conditions and on our business. In the event of another public health crisis, we cannot predict the extent to which individuals and businesses may voluntarily restrict their activities, the extent to which governments may reinstitute restrictions, nor the extent to which such potential events may have an adverse impact on the economy or our business. Any future major public health crisis could have a material adverse impact on our business, results of operations and financial condition.

Risks Relating to our Indebtedness

We have significant amounts of debt, may incur additional debt, and need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, or are unable to refinance our debt as it becomes due, our liquidity, financial condition and results of operations could be materially and adversely affected.

As of December 31, 2023, our outstanding debt totaled $175.2 million and our cash and cash equivalents totaled $31.4 million. As of March 25, 2024, principal payments due on outstanding debt during 2024 total $68.0 million. We estimate our interest payments during 2024 will total approximately $13.6 million, assuming interest rates in effect on our debt at December 31, 2023, no new debt agreements, and completed or scheduled principal payments as of March 25, 2024 on debt outstanding at December 31, 2023. Except for our Comerica Bank revolving credit facility, all of our loans are project-level loans. Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project-level financing. Stratus, as the parent company, is typically required to guarantee the payment of the project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of December 31, 2023, Stratus, as the parent company, guaranteed the payment of all of the project loans, except for the Jones Crossing loan and Lantana Place construction loan. In addition, as described elsewhere in this report, as of December 31, 2023, all of our consolidated debt was variable rate debt, and interest due on such debt rises as interest rates rise. Refer to Note 6 for additional discussion.

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

•Limit our ability to obtain bonds, letters of credit or guarantees to governmental authorities and others to ensure completion of certain projects; and/or
•Limit our ability to refinance our indebtedness or cause the refinancing terms to be less favorable than the terms of our original indebtedness.

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
•sell assets, enter into sale-leaseback transactions or enter into transactions with affiliates; or
•permit a change of management or control, sell all or substantially all of our assets, or engage in mergers, consolidations or other business combinations. Refer to “Capital Resources and Liquidity” in Part II, Items 7. and 7A. and Note 6 for additional discussion of restrictive covenants in our debt agreements.

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

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to use cash to pay down the principal balance of the loan, contribute additional equity or make an operating loans to a joint venture or raise additional debt or equity capital, including project-level financing of our subsidiaries. Such additional funding may not be available on acceptable terms, if at all, when needed. If new debt is added to our current debt levels, the risks described above could intensify.

Risks Relating to Real Estate Operations

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, inflation, interest rates, and consumer confidence and spending. As discussed above, our industry was adversely impacted during 2022 and 2023 by rising inflation and interest rates, and rising or high inflation and interest rates may continue in 2024 and beyond. Other factors that may impact real estate businesses include over-building, changes in traffic patterns, changes in demographic trends, changes in tenant and buyer preferences and changes in government requirements, including tax law changes and changes in zoning laws. These factors are outside of our control and may have a material adverse effect on our business, profits and the timing and amounts of our cash flows.

There can be no assurance that the properties in our development portfolio will be completed in accordance with the anticipated timing or cost.

We currently have several projects at various stages of development. The development of the projects in our portfolio is subject to numerous risks, many of which are outside of our control, including:
•inability to obtain, or delays in obtaining, entitlements;
•inability to obtain financing on acceptable terms, or delays in obtaining such financing;
•increases in labor costs, labor shortages, increases in the costs of building materials, other cost increases or overruns;
•inability to engage reliable contractors or default by any of the contractors that we engage to construct our projects;
•site accidents; and
•failure to secure tenants or buyers of our properties in the anticipated time frame, on acceptable terms, or at all.

We can provide no assurances that we will complete any of the projects in our development portfolio on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that we expect. During 2023, we made operating loans totaling $3.3 million to two of our joint ventures to pay costs that were higher than anticipated and in first-quarter 2024, we made operating loans totaling $2.7 million to two of our joint ventures to pay costs that were higher than anticipated. We anticipate making future operating loans to three of our joint ventures totaling up to $3.8 million over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnerships and anticipated future operating loans from the Class B limited partners of approximately $2.5 million. Under our construction loans, advances are typically made in accordance with established budget allocations, and if the lender deems that the undisbursed proceeds of the loan are insufficient to meet the costs of completing the project, the lender may decline to make additional advances until the borrower deposits with the lender sufficient additional funds to cover the deficiency. If the development of our projects is not completed in accordance with our anticipated timing or cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to repay our debt, including project-related debt.

Our Holden Hills project involves the development of a large number of residential lots, which exposes us to risks specific to that business.

Our Holden Hills project involves the development of a large number of residential lots. Our ability to successfully monetize our investment in developed lots will depend on the availability and cost of financing for purchasers of the lots, for residential construction and for homebuyers, which may be adversely impacted by rising or sustained high interest and mortgage rates. We must dedicate a significant amount of time and capital to construct project infrastructure and amenities over a long period of time before the project may generate revenue. Any delays in the development of the community and sale of properties exposes us to the risk that the market assumptions on which we based our development plans may deteriorate and adversely affect or eliminate potential cash flow and profits.

Litigation challenging Senate Bill 2038 may make valuation of our Holden Hills and Section N projects more difficult and execution of our development plans more complex and costly.

We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills and Section N, from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted under Texas Senate Bill 2038 (the ETJ Law). We have also made filings with Travis County to grandfather the Holden Hills and Section N projects under most laws in effect in Travis County at the time of the filings. Several cities in Texas have brought a lawsuit challenging the ETJ Law, alleging among other things, that it constitutes an unconstitutional delegation of legislative authority to private parties under the Texas constitution.

If the ETJ Law is upheld, our projects formerly subject to both the jurisdiction of Travis County and the City of Austin, primarily our Holden Hills and Section N projects, will no longer be subject to the City of Austin regulations applicable in the ETJ. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. We believe that the litigation challenging the ETJ Law makes valuation of our Holden Hills and Section N projects more difficult.

In light of the ETJ Law, we have begun work on assessing potential revisions to our development plans. If the litigation is not timely resolved, we may decide to proceed with a revised development plan and incur costs in alignment with the revised plan, subject to the risk that the ETJ law will be invalidated. We may not be able to realize any benefits from the ETJ Law in a time frame and a manner consistent with our plans.

Risks associated with our ownership of substantial amounts of undeveloped land or land under development could adversely affect our business and financial results.

We own a substantial amount of undeveloped land and land under development. If demand for undeveloped real estate, or retail, residential or multi-family properties deteriorates, we may not be able to develop or complete development of our land profitably, may not be able to fully recover the costs of some of the land we own, may choose to forfeit deposits on land controlled through options or purchase contracts, and may choose to sell land for prices lower than our costs, which may cause losses or additional impairment charges. Changes in real estate market conditions, economic conditions, the cost and availability of capital and changes in laws, among other things, may cause us to change our development plans for our undeveloped land and land under development.

It may be difficult for us to sell our real estate at times and prices advantageous to us.

Real estate is a relatively illiquid asset and its value may be materially adversely affected by a decline in the value of real estate in our markets. It may be difficult for us to sell our real estate quickly if the need or desire arises, at prices or on terms we find acceptable. We are in the process of engaging brokers to explore the sale of our five stabilized retail projects, and no assurance can be given that we will be able to sell these properties at prices or on terms we find acceptable. The relatively illiquid nature of real estate assets may limit our ability to make rapid adjustments in the size and content of our portfolio of assets in response to changes in economic or other conditions, may constrain our ability to pay our debts, and may lead to losses or additional impairment charges. Refer to “Critical Accounting Estimates” in Part II, Items 7. and 7A. for more information.

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

Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use entitlements and issues, and subdivision, site planning and environmental issues under applicable regulations. Obtaining all of the necessary permits and entitlements to develop a parcel of land is often difficult and costly, and may take several years or more to complete. Furthermore, these laws and regulations are subject to change. In some situations, we may be unable to obtain the necessary permits and/or entitlements to proceed with a real estate development or may be required to alter our plans for the development. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area. Any of these may limit, delay or increase the costs of acquisition of land and development of our properties.

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

Risks Relating to Leasing Operations

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our retail and mixed-use projects.

In 2022 and 2023, our leasing operations included the lease of retail space to tenants in a variety of businesses at retail and mixed-use properties that we developed. Retail projects that have not yet stabilized may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions, competition, and construction or leasing delays. Our ability to achieve and sustain acceptable occupancy and rental rates may be adversely affected by oversupply, decrease in demand and declines in market rental rates. We face competition in attracting tenants to choose our retail and mixed-use projects over those of other developers and owners of similar properties. If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases. Increased competition for tenants may require us to make improvements to properties beyond those that we would otherwise have planned to make.

Once entered into, our retail leases typically range from five to ten years or longer. We may be unable to renew existing leases as they come due at the same or higher rental rates or at all. Adverse market or economic conditions that negatively impact our tenants’ businesses could adversely impact their ability to meet their obligations under the leases or to renew the leases. The loss or failure to renew a key tenant may make it more difficult to lease or renew leases on the remainder of the affected properties. Our retail tenants face continual competition in attracting customers, often including from online competitors. There has generally been a decline over time in the brick-and-mortar retail industry due to increases in on-line shopping, which generally has had an adverse impact on retail development projects. If we are unable to lease our retail properties, collect rent payments from tenants or release space on comparable or more favorable terms, such failure could have a material adverse effect on our financial condition and ability to service our debt obligations.

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our multi-family properties.

In 2022 and 2023, our leasing operations also included the lease of residences in multi-family projects that we developed. Multi-family projects that have not yet stabilized may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions, competition, and construction or leasing delays. Our ability to achieve and sustain acceptable occupancy and rental rates may be adversely affected by oversupply, decrease in demand and declines in market rental rates. We also face competition in attracting tenants to our multi-family projects, including from other multi-family properties as well as from condominiums and single-family homes available for rent or purchase.

Once entered into, our multi-family leases are typically for a term of 12 months. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Further, we may be unable to renew existing leases as they come due. Adverse economic conditions that negatively impact our tenants’ employment could adversely impact our tenants’ ability to pay rent and/or cause tenants and potential tenants to prefer housing alternatives with lower rents. In addition, economic developments that favor home ownership over renting, such as low or declining interest rates, favorable or improving mortgage terms or a strong or strengthening job market, could also have an adverse impact on the profitability of our multi-family properties. If we are unable to lease our multi-family properties, collect rent payments from tenants or release space on comparable or more favorable terms, such failure could have a material adverse effect on our financial condition and ability to service our debt obligations.

Costs in our leasing operations, many of which are fixed, may continue to increase.

Whether or not the properties in our leasing operations are occupied, we continue to incur expenses such as maintenance costs, insurance costs and property taxes. We have experienced and may continue to experience increases in our operating expenses in our leasing operations, including due to inflation.

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

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by the Board. Refer to Exhibit 4.1 for further discussion of anti-takeover provisions and an exclusive forum provision in our charter documents and Delaware law.

We may not pay dividends on our common stock or repurchase shares of our common stock in the future.

Holders of our common stock are entitled to receive dividends only when and if they are declared by our Board. Further, our Comerica Bank debt agreements prohibit us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared special cash dividends on our common stock in March 2017 and September 2022 after receiving written consents from Comerica Bank and we anticipate returning capital to stockholders in connection with any sales of our completed retail projects, we may not decide to or be able to pay special cash dividends in the future. Comerica Bank’s consents to the payment of dividends in March 2017 and September 2022 are not indicative of the bank’s willingness to consent to the payment of future dividends.

Additionally, our Comerica Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. During third-quarter 2022 and fourth quarter 2023, we received written consents from Comerica Bank in order to implement our $10.0 million share repurchase program and subsequent $5.0 million share repurchase program, respectively. In connection with any sales of our completed retail projects, we may seek Comerica Bank’s consent to repurchase additional shares of common stock. Comerica Bank’s consents to share repurchase programs in the past are not indicative of the bank’s willingness to consent to any future share repurchase programs. Our $10.0 million program was completed in October 2023 and in November 2023 our Board approved a new $5.0 million program. As of March 25, 2024, $5.0 million remained available for the repurchase of shares under the $5.0 million program. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. Our share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice, which may decrease the trading price of our common stock.

Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.
Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our information systems and the information stored on those systems. Our program is integrated into our overall risk management program and shares common reporting channels and governance processes that apply across our risk management program to other legal, compliance, operational and financial risk areas.

Our cybersecurity risk management program is based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications or requirements, but only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:
•a cybersecurity policy outlining our procedures for the protection of our information systems and the information stored on those systems;
•risk assessments designed to help identify material cybersecurity risks to our information systems and the information stored on those systems;
•a team of employees (as further described below) responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;
•cybersecurity awareness training of our employees;
•the use of external service providers that assess, test and otherwise assist with aspects of our cybersecurity controls;
•the use of security information and event management software tools to help protect against, detect, analyze and respond to cybersecurity threats;
•an incident response plan that includes procedures for responding to cybersecurity incidents; and
•a cybersecurity risk management process with respect to third-party service providers.

We have focused on strengthening our cybersecurity risk management program during the past few years and intend to continue to improve our program, including through additional processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. We have experienced cybersecurity incidents in the past and may experience them in the future. However, we have not experienced any risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected us or that we believe are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For information about risks from cybersecurity threats that could be reasonably likely to materially affect us, please refer to “Our business may be adversely affected by cybersecurity incidents or other disruptions to our information systems or our contractors’ information systems” included in Item 1A. “Risk Factors.”

Cybersecurity Governance

Our Board considers risks from cybersecurity threats as part of its risk oversight function and has delegated to the Audit Committee oversight of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity risks.

The Audit Committee receives periodic reports from our Chief Financial Officer on our cybersecurity risks and cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from our Chief Financial Officer on our cybersecurity risks and cybersecurity risk management program.

We have an information technology (IT) Steering Committee consisting of senior management that is responsible for establishing IT priorities for Stratus and providing input and guidance on IT issues, including cybersecurity matters and incident response. Our IT Steering Committee is led by our IT Director and includes senior members from Stratus’ different departments.

We have an IT Security Team consisting of our IT Director and Network Administrator/Security Analyst responsible for monitoring our information systems for cybersecurity threats and incidents, detecting and analyzing cybersecurity incidents, and reporting cybersecurity incidents to our Incident Response Team (described below). Our IT Security Team is led by our IT Director. Our IT Security Team may also include one or more external IT technical experts depending on the nature and scope of any particular cybersecurity threat or incident.

We have an Incident Response Team consisting of management personnel that is responsible for promptly responding to cybersecurity incidents. Our Incident Response Team is led by our Chief Financial Officer and includes our IT Director, Network Administrator/Security Analyst, Vice President – Finance, and General Counsel. Our Incident Response Team may also include one or more external IT technical experts and subject-matter experts depending on the nature and scope of any particular cybersecurity incident. As our Incident Response Team leader, our Chief Financial Officer is responsible for reporting any significant cybersecurity incident to our Chief Executive Officer, Audit Committee, and Board.

Our Chief Financial Officer has over 25 years of experience supervising public company IT departments. Our IT Director has 25 years of experience in the development, implementation and maintenance of public company information systems with a focus on network and IT infrastructure security; four years of experience in cybersecurity matters, including identifying and assessing cybersecurity risks and developing and implementing cybersecurity risk management strategies and programs; and has completed educational programs in cybersecurity risk management. Our Network Administrator/Security Analyst holds a Master of Science degree in Cybersecurity from a Center of Academic Excellence in Cyber Defense designated university and has two years of experience working with our information systems, including endpoint security software and Security Information and Event Management tool management.

Item 3. Legal Proceedings

We are from time to time involved in legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent. Refer to Part I, Item 1A. “Risk Factors” for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Certain information as of March 25, 2024, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	59	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	62	Senior Vice President and Chief Financial Officer

Mr. Armstrong has been employed by us since our inception in 1992. Mr. Armstrong has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998. Mr. Armstrong previously served as President, Chief Operating Officer and Chief Financial Officer, from 1996 to 1998. Mr. Armstrong also serves as a director of Moody National REIT II, Inc., a publicly traded real estate investment trust, from September 2017 to present. Mr. Armstrong previously served as a director of Moody National REIT I, Inc., a publicly traded real estate investment trust, from September 2008 until September 2017. Mr. Armstrong previously served as secretary-treasurer of Green Business Certification Inc., an organization that drives implementation of the LEED green building program, from March 2021 to January 2024.

Ms. Pickens has served as our Senior Vice President since May 2009 and our Chief Financial Officer since June 2009. Ms. Pickens previously served as Executive Vice President and Chief Financial Officer of Tarragon Corporation from November 1998 until April 2009, and as Vice President and Chief Accounting Officer from

September 1996 until November 1998 and Accounting Manager from June 1995 until August 1996 for Tarragon and its predecessors. Ms. Pickens is a licensed Certified Public Accountant. Ms. Pickens is a current member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of March 25, 2024, there were 294 holders of record of our common stock including participants in security position listings.

Common Stock Dividends and Share Repurchase Programs

In 2017, we paid a special cash dividend of $1.00 per share (totaling approximately $8 million) on our common stock after the sale of our Oaks at Lakeway project, and in 2022, we paid a special cash dividend of $4.67 per share (totaling approximately $40 million) on our common stock after the sales of Block 21, The Santal and The Saint Mary, in each case after receiving the consent of Comerica Bank. Our ability to pay dividends is restricted by the terms of our Comerica Bank debt agreements, which prohibit us from paying a dividend on our common stock without Comerica Bank’s prior written consent. In addition, certain of our project loan agreements contain provisions that restrict our subsidiaries from distributing cash to Stratus, as the parent company. Any future declaration of dividends is at the discretion of our Board of Directors (the Board), subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

In 2022, with written consent from Comerica Bank, our Board approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program we acquired 389,378 shares of our common stock for a cost of $10.0 million at an average price of $25.68 per share. In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. Our Comerica Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock outside of our approved $5.0 million share repurchase program would require a waiver from Comerica Bank. Refer to Part I, Item 1A. “Risk Factors” for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under our share purchase programs during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
October 1, 2023 through October 31, 2023	2,759	$26.61	2,759	$—
November 1, 2023 through November 30, 2023	—	—	—	5,000,000
December 1, 2023 through December 31, 2023	—	—	—	5,000,000
Total	2,759	$26.61	2,759	$5,000,000
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

Item 6. Reserved

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us,” “our” and “Stratus” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business and Properties” and “Risk Factors” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part I, Item 1A. “Risk Factors” herein). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. We generate revenues and cash flows from the sale of our developed and undeveloped properties and the lease of our retail, mixed-use and multi-family properties. Refer to Part I, Items 1. and 2. “Business and Properties,” and Note 10 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. We endeavor to sell completed properties at times when we believe market conditions are favorable to us. We are focused on the development of pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. Our successful development program of securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties, in order to benefit from, when available, an increase in the value of the property or from lower interest rates, or for other reasons.

From time to time, when deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we may return capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program.

Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. Refer to Note 2. We expect to continue our limited use of our revolving credit facility and to retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business.

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021 and Block 21 in 2022 and the cash distribution from the Holden Hills partnership in 2023. Further, we believe our investment strategy, current liquidity and portfolio of projects provide us with many opportunities to increase value for our stockholders.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills joint venture and our share (related to Section N) of the cost of the Tecoma Improvements discussed below under “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills.” However, during 2023 and first-quarter 2024, we made operating loans totaling $3.3 million and $2.7 million, respectively, to the limited partnerships for The Annie B and for The Saint June, and we anticipate making future operating loans to the limited partnerships for The Annie B, The Saint June and The Saint George totaling up to $3.8 million over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnerships and anticipated future operating loans from the Class B limited partners of approximately $2.5 million. Refer to Note 2 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” and “Capital Resources and Liquidity – Liquidity Outlook” for further discussion. In addition, our development plans for future projects require significant additional capital.

Largely as a result of our property sales in 2021 and 2022, the cash distribution from the Holden Hills partnership in 2023 and focused liquidity management on our part, as of December 31, 2023, consolidated cash totaled $31.4 million and we had $40.5 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023, among other things, we completed construction and began lease-up of The Saint June multi-family project, continued construction of The Saint George multi-family project, advanced construction on the Holden Hills project, managed our completed retail projects and advanced entitlements on other projects.

Although 2023 was challenging, we see reasons for optimism regarding improving real estate market conditions in our markets as the year 2024 progresses. Our retail portfolio consists of five stabilized projects, namely Jones Crossing, Kingwood Place, Lantana Place, Magnolia Place and West Killeen Market, and we are in the process of engaging brokers to explore the sale of these properties. In connection with any such sales, we anticipate returning capital to stockholders, subject to obtaining required consents from Comerica Bank. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

OVERVIEW OF FINANCIAL RESULTS FOR 2023

Sources of revenue and income. As a result of the sale of Block 21 in May 2022, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ Hotel and Entertainment operating segments, along with some leasing operations, is reflected as discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2022. We operate primarily in Austin, Texas and in other select markets in Texas.

Our Real Estate Operations encompass our activities associated with our entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Multi-family and retail rental properties that we develop are reclassified to our Leasing Operations segment when construction is completed and they are ready for occupancy. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

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

Refer to Note 10 and Items 1. and 2. “Business and Properties” for discussion of the assets in our Real Estate Operations and Leasing Operations.

Summary financial results for 2023. Our net loss attributable to common stockholders totaled $(14.8) million, or $(1.85) per diluted share, for 2023, compared to a net income attributable to common stockholders of $90.4 million, or $10.99 per diluted share, for 2022. The decrease is primarily the result of income from discontinued operations in 2022 totaling $96.8 million related to the sale of Block 21 in that year. Refer to Note 4 for additional discussion. Our total stockholders’ equity increased $33.3 million over the last two fiscal years to $191.5 million at December 31, 2023 from $158.1 million at December 31, 2021. The increase was primarily a result of profitable property sales and reflects a special cash dividend of approximately $40 million in 2022 and share repurchases totaling $10.0 million in 2022 and through 2023.

Our revenues totaled $17.3 million for 2023, compared with $37.5 million for 2022. The decrease in revenues in 2023, compared with 2022, primarily reflects $18.6 million from sales of undeveloped real estate properties in 2022 compared to none in 2023 as well as sales of two completed Amarra Villas homes in 2022 compared to one home in 2023. The decrease in revenue in our Real Estate Operations segment was partially offset by a $2.0 million increase in revenue in our Leasing Operations segment in 2023 as a result of commencement of operations at Magnolia Place in late 2022 and The Saint June in mid-2023, as well as increased revenue at Kingwood Place, in connection with new leases.

Real Estate Market Conditions. Because of the concentration of our assets primarily in the Austin, Texas area, and in other select markets in Texas, real estate market conditions in these regions significantly affect our business. These market conditions historically have moved in periodic cycles and can be volatile. Real estate development in Austin, where most of our real estate under development and undeveloped real estate is located, has historically been constrained as a result of various restrictions imposed by the city of Austin. Additionally, several special interest groups have traditionally opposed development in Austin.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The COVID-19 pandemic and the increase in remote work has also resulted in population increases in Texas and within the Austin area. Based on the U.S. Census Bureau’s Vintage 2023 population estimates, the state of Texas had the largest population gain of any U.S. state between April 2020 and July 2023. There has generally been a decline over time in the brick-and-mortar retail industry due to increases in on-line shopping, which accelerated during the pandemic. We have responded to these retail trends by incorporating more multi-family residential space and more food and beverage and entertainment space into our development plans.

According to the 2020 U.S. Census (the most recent complete census), the population of the Austin-Round Rock area increased by approximately 33 percent and added over half a million residents to become the fastest-growing large metro area in the U.S. from 2010 through 2020. As of 2020, the Austin-Round Rock area had a population of approximately 2.3 million people. In addition, 93 percent of the housing units were occupied in the Austin-Round Rock area, which was higher than average occupancy rates for the U.S. and Texas. According to the Texas Demographic Center Population Estimates, the population of the Austin-Round Rock area increased an additional 7.2 percent from the 2020 Census count to January 2023.

In 2022, the American Growth Project ranked Austin as the second-fastest-growing city in the United States based on economic growth. According to data provided by the U.S. Census Bureau, the median family income levels in the Austin-Round Rock area increased by 14 percent over a three-year period from 2016 to 2019 (the most recently available information). The expanding economy resulted in rising demand for residential housing and retail services. Property tax and sales tax receipts rose by 44 percent and 16 percent, respectively, in the city of Austin during fiscal year 2016 through fiscal year 2020. During 2023, the median home value in Austin began to decline some from its peak of over $550,000 in April 2022 to about $455,000 in September 2023. The median home value in Austin was still about 10 percent higher than the national median home value in 2023.

Vacancy rates in the city of Austin, Texas are noted below.

	December 31,
Building Type	2023	2022
Office Buildings (Class A) [a]	23.1%	18.9%
Multi-Family Buildings [b]	7.4%	5.9%
Retail Buildings [c]	3.4%	3.4%
a.CB Richard Ellis: Austin MarketView
b.Colliers, CoStar Group, Inc.
c.Marcus & Millichap Research Services, CoStar Group, Inc.

During the past two years, the U.S. economy experienced steep rises in inflation and interest rates. Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightening bank credit. The U.S. Federal Reserve has raised the Federal Funds rate by 5.25 percent over 11 rate hikes between March 2022 and July 2023 to combat inflation. While the U.S. Federal Reserve has signaled that it may lower rates in 2024, there is no certainty with respect to the timing and pace of potential decreases or if such decreases will occur. Interest rates may remain at or near recent highs, which creates further uncertainty for the U.S. economy. Refer to Item 1A. Risk Factors for further discussion.

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

We recorded impairment charges on real estate totaling $0.7 million during 2022. We recorded no impairment charges during 2023.

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. During 2022, we recorded a $0.3 million non-cash credit to reduce the valuation allowance on our deferred tax assets, primarily attributable to the reversal of deferred tax assets associated with the sale of Block 21. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $173 thousand at December 31, 2023. Refer to Note 7 for further discussion.

Profit Participation Incentive Plan and Long-Term Incentive Plan. Refer to Notes 1 and 8 for our accounting policies related to the Stratus Profit Participation Incentive Plan (PPIP) and Long-Term Incentive Plan (LTIP). During 2023, we recorded $201 thousand to project development costs ($2 thousand in 2022) and credited $(41) thousand to general and administrative expenses (charged $0.5 million in 2022) related to the PPIP and LTIP. The accrued liability for the PPIP and LTIP totaled $3.1 million at December 31, 2023 (included in other liabilities).

The most significant assumptions in the estimation of the $3.1 million PPIP and LTIP liability at December 31, 2023 were estimated capitalization rates ranging from 4.3 percent to 6.5 percent, expected remaining service periods ranging from 1.4 years to 2.8 years, and estimated transaction costs ranging from 1.3 percent to 7.8 percent of sale prices. The assumptions for the PPIP liability as of December 31, 2022 were estimated capitalization rates ranging from 4.3 percent to 7.5 percent, expected remaining service periods ranging from 0.5 years to 3.3 years, and estimated transaction costs ranging from 1.3 percent to 7.9 percent. In July 2023, Kingwood Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Kingwood Place was reduced to $1.6 million at December 31, 2023, and was settled in RSUs with a three-year vesting period awarded to eligible participants in the first quarter of 2024.

RECENT DEVELOPMENT ACTIVITIES

The discussion below focuses on our recent residential and commercial development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Residential. As of December 31, 2023, the number of our residential lots/units that are developed, under development and available for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Amarra Drive:
Phase III lots	2	—	—	2
Amarra Villas [b]	2	8	—	10
The Saint June	182	—	—	182
Other homes	—	—	10	10
Holden Hills [c]	—	475	—	475
Section N [d]	—	—	1,412	1,412
Other Barton Creek sections	—	—	2	2
Circle C multi-family	—	—	56	56
The Annie B [d]	—	—	316	316
The Saint George	—	316	—	316
Lakeway	—	—	270	270
Lantana (The Saint Julia) [d]	—	—	306	306
Jones Crossing [d]	—	—	275	275
Magnolia Place [e]	—	—	875	875
New Caney [d]	—	—	275	275
Total Residential Lots/Units	186	799	3,797	4,782
a.Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the city of Austin, Travis County and other local governments in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.
b.In first-quarter 2024, we sold one Amarra Villas home for $4.0 million, and as of March 25, 2024, one home was under contract to sell for $3.6 million.
c.For further discussion of the ETJ process and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills and Section N, refer to “Barton Creek” below.
d.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”
e.In February 2024, we completed the sale of approximately 47 acres planned for up to 600 multi-family units, a second phase of retail development and all remaining pad sites in Magnolia Place for $14.5 million. As of March 25, 2024, the remaining potential development is approximately 11 acres planned for 275 multi-family units.

Barton Creek
Amarra Multi-family. During 2022, we sold a six-acre multi-family tract of land for $2.5 million.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) is a 20-unit project within the Amarra development for which we completed site work in 2015. We have been constructing and selling the units over time. The homes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. In 2022, we began construction on the last ten homes. We sold a completed home for $2.4 million in second-quarter 2022. In fourth-quarter 2022, we sold one home for $3.6 million. In first-quarter 2023, we completed and sold of one home for $2.5 million. Construction was completed on two of the homes in fourth-quarter 2023 and one home was completed and sold in February 2024 for $4.0 million. Construction on the last seven homes continues to progress, and as of March 25, 2024, one home was under contract to sell for $3.6 million and eight homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. As of March 25, 2024, we had signed leases for approximately 75 percent of the units.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres. The community has been designed to feature unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation. Phases I and II of the Holden Hills development plan encompass the development of the home sites. Original plans for phase I are designed to consist of 337 luxury residence sites to be developed in nine distinct communities or “pods,” and 12 single-family platted home sites or “estate lots” and includes related amenities and infrastructure. Phase I also includes the Tecoma Improvements, described below. Original plans for phase II are designed to consist of 63 luxury residence sites to be developed in five pods and 63 single-family platted estate lots and includes related amenities and infrastructure. The luxury residences have been designed to range in size from 2,000 square feet to 4,600 square feet. The estate lots have been designed to range in size from 0.9 acres to 2.7 acres. As a result of the ETJ process described below, our development plans for Holden Hills are under review.

We entered into a limited partnership agreement with a third-party equity investor for this project in January 2023, and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. We contributed to the partnership the Holden Hills land and related personal property at an agreed value of $70.0 million, and our 50.0 percent partner contributed $40.0 million in cash. Immediately thereafter, the Holden Hills partnership distributed $30.0 million of cash to us. Further, the Holden Hills partnership reimbursed us for certain initial project costs and closing costs of approximately $5.8 million. We consolidate the Holden Hills partnership, and the contribution from our partner was accounted for as a noncontrolling interest in subsidiary. Refer to Notes 2 and 6 for further discussion.

We and the equity investor have agreed to contribute up to an additional $10.0 million each to the partnership if called upon by the general partner, which is one of our subsidiaries. The initial and potential additional equity contributions are projected to constitute a sufficient amount of equity capital to develop both Phase I and Phase II of the Holden Hills project. The partnership anticipates securing additional debt financing for the development of Phase II. The construction of homes on the pods or estate lots would require additional capital. We expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, in late 2024. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in 2025. We may sell the developed pods and estate lots or may elect to build and sell, or build and lease, homes on some or all of the pods and estate lots, depending on financing and market conditions. Pods and estate lots may also be acquired from the Holden Hills partnership by a limited partner for further development under procedures approved by the partners.

We entered into a development agreement with the Holden Hills partnership (Development Agreement) that provides that, as part of Phase I, the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by us from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. Pursuant to the Development Agreement, we will reimburse the Holden Hills partnership for 60 percent of the costs of the Tecoma Improvements. We have posted standby letters of credit with the City of Austin under our revolving credit facility with Comerica Bank totaling approximately $11.0 million as fiscal security for completion of certain infrastructure improvements benefiting the Holden Hills project and have agreed to leave such fiscal security in place until the improvements are completed. As of December 31, 2023, the Holden Hills partnership had $8.0 million remaining to complete the Tecoma Improvements.

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

Section N. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. We are designing a dense, mid-rise, mixed-use project, with extensive multi-family and retail components, coupled with limited office, entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities, which is expected to result in a significant increase in development density as compared to our prior plans. In addition, due to the ETJ process described below, our development plans for Section N are under review.

ETJ Process. Texas Senate Bill 2038 (the ETJ Law) became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills and Section N. from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather the Holden Hills and Section N projects under most laws in effect in Travis County at the time of the filings. Several cities in Texas have brought a lawsuit challenging the ETJ Law. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. In light of the ETJ Law, we have begun work on assessing potential revisions to our development plans for Holden Hills and Section N. For additional discussion, refer to Item 1A. “Risk Factors.”

The Saint George
The Saint George is a luxury wrap-style multi-family project under construction on approximately four acres in north central Austin, with approximately 316 units comprised of studio, one and two bedroom units and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion by third-quarter 2024. Refer to Notes 2 and 6 for further discussion.

Circle C Community
As of December 31, 2023, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units. We are pursuing rezoning that would reallocate the commercial space to multi-family use.

Lakeway
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, during 2023 we secured the right to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

The Annie B
In September 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury residential units. Stratus Block 150, L.P. raised $11.7 million in third-party equity capital and entered into a $14.0 million loan to finance part of the costs of land acquisition and budgeted pre-development costs for The Annie B. We continue to work to finalize our development plans and to evaluate whether the project is most profitable as a for rent or for sale product. Our goal is to commence construction as soon as financing and other market conditions warrant. Refer to Notes 2 and 6 for additional discussion.

Kingwood Place
In October 2022, we closed the sale of a 10-acre multi-family tract of land planned for approximately 275 multi-family units for $5.5 million at Kingwood Place, an H-E-B, L.P (H-E-B) grocery anchored, mixed-use project in

Kingwood, Texas. In connection with the sale, we made a $5.0 million principal payment on the Kingwood Place construction loan. We have no acreage remaining at Kingwood Place planned for residential use.

Magnolia Place
In 2022, we sold 28 acres of undeveloped residential land at Magnolia Place, an H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas for $3.2 million. In February 2024, we completed the sale of approximately 47 acres planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia construction loan with a balance of $8.8 million was repaid. Following the sales, we have retained our existing two retail buildings totaling 18,582 square feet and potential development of approximately 11 acres planned for 275 multi-family units.

Other Residential
We have advanced development plans for The Saint Julia, an approximately 300-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin.

We continue to evaluate options for the 21-acre multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Commercial. As of December 31, 2023, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N [b]	—	—	1,560,810	1,560,810
Circle C [c]	—	—	660,985	660,985
Lantana:
Lantana Place	99,377	—	—	99,377
Tract G07	—	—	160,000	160,000
Magnolia Place [d]	18,582	—	15,000	33,582
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,092	—	104,750	258,842
Kingwood Place	151,877	—	—	151,877
New Caney [b]	—	—	145,000	145,000
The Annie B [b]	—	—	8,325	8,325
Office building in Austin	—	—	7,285	7,285
Total Square Feet	468,421	—	2,750,236	3,218,657
a.Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the city of Austin, Travis County and other local governments in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.
b.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”
c.We are pursuing rezoning of approximately 216 undeveloped acres planned for 660,985 square feet of commercial space from commercial to multi-family.
d.In February 2024, we completed the sale of approximately 47 acres planned for up to 600 multi-family units, a second phase of retail development of approximately 15,000 square feet and all remaining pad sites in Magnolia Place for $14.5 million. As of March 25, 2024, the remaining potential development is approximately 11 acres planned for 275 multi-family units.

As a result of our commercial development activity, we own and operate stabilized retail properties within the following development projects:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of December 31, 2023, we had executed leases for approximately 74 percent of the 44,493-square-foot retail space. During third-quarter 2022, we sold the last remaining pad site for $1.0 million.
•Jones Crossing is our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of December 31, 2023, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet. The Jones Crossing site has future development opportunities. As of December 31, 2023, we had approximately 23 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and four retail pad sites.
•Lantana Place - Retail is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of December 31, 2023, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and as of December 31, 2023, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.
•Magnolia Place is our H-E-B shadow-anchored, mixed-use development project in Magnolia, Texas. We have constructed 18,582 square feet of retail space at Magnolia Place. As of December 31, 2023, we had signed leases for all the retail space in the first phase of development, and all tenants were open for business. As discussed above, in February 2024, we sold the land planned for a second phase of retail development and all remaining pad sites.

We are in the process of engaging brokers to explore the sale of these stabilized retail properties. Refer to Part I, Items 1. and 2. "Business and Properties" for further discussion.

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

The following table summarizes our operating results (in thousands):

	Years Ended December 31,
	2023	2022
Operating (loss) income:
Real estate operations [a]	$(7,218)	$164
Leasing operations [b]	5,410	9,621
Corporate, eliminations and other [c]	(15,138)	(17,548)
Operating loss	$(16,946)	$(7,763)
Interest expense, net	$—	$(15)
Net loss from continuing operations	$(16,493)	$(7,077)
Net income from discontinued operations [d]	$—	$96,820
Net (loss) income attributable to common stockholders	$(14,807)	$90,426
a.Includes sales commissions and other revenues together with related expenses. Includes impairment charges for real estate properties of $0.7 million in 2022. There were no impairment charges in 2023.

b.The year 2022 includes a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with the sale of The Oaks at Lakeway in 2017. Refer to Note 9.
c.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
d.The year 2022 includes a $119.7 million pre-tax gain on the May 2022 sale of Block 21.
As a result of the sale of Block 21 in May 2022, we have two operating segments: Real Estate Operations and Leasing Operations (refer to Notes 4 and 10). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Years Ended December 31,
	2023	2022
Revenues:
Developed property sales	$2,493	$5,982
Undeveloped property sales	—	18,620
Commissions and other	58	148
Total revenues	2,551	24,750
Cost of sales, including depreciation and amortization	(9,769)	(23,866)
Impairment of real estate	—	(720)
Operating (loss) income	$(7,218)	$164

Developed Property Sales. The following table summarizes our developed property sales (in thousands):

	Years Ended December 31,
	2023			2022
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Homes	Revenues	Average Cost per Lot/Home
Barton Creek
Amarra Villas homes	1	$2,493	$2,159	2	$5,982	$2,800
Total Residential	1	$2,493		2	$5,982

The decrease in revenues from developed property sales for 2023, compared to 2022, reflects the sales of two Amarra Villas homes in 2022 compared to the sale of one Amarra Villas home in 2023. As of December 31, 2023, two developed Phase III lots and two completed Amarra Villas homes remained unsold.

Undeveloped Property Sales. In 2022, we closed $18.6 million of undeveloped property sales consisting of (i) a 10 acre multi-family tract of land in Kingwood Place for $5.5 million, (ii) 28 acres of residential land at Magnolia Place for $3.2 million, (iii) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (iv) a retail pad site at Magnolia Place for $2.3 million, (v) a 0.3 acre tract of land in Austin for $1.6 million, (vi) a retail pad site at Magnolia Place for $1.1 million, (vii) a retail pad site at West Killeen Market for $1.0 million, (viii) a 2.4 acre tract of land in San Antonio for $0.8 million and (ix) a tract of land in Austin for $0.6 million. There were no undeveloped property sales in 2023.

Real Estate Cost of Sales and Depreciation and Amortization. Cost of sales includes the cost of property sold, allocated overhead costs and significant recurring property operating costs, including property taxes, maintenance and marketing expenses. Cost of sales totaled $9.8 million in 2023 and $23.9 million in 2022. The decrease in cost of sales in 2023, compared with 2022, primarily reflects a decrease in undeveloped property sales in 2023 compared to 2022. Recurring property operating costs, including property taxes, maintenance and marketing expenses totaled $6.7 million in 2023 and $6.6 million in 2022.

Impairment of Real Estate. During 2022, we recorded impairment charges totaling $720 thousand. These included a $650 thousand impairment charge related to the Amarra Villas and a $70 thousand impairment charge for the multi-family tract of land at Kingwood Place that sold for $5.5 million in October 2022. We recorded no impairment charges during 2023.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Years Ended December 31,
	2023	2022
Rental revenue	$14,719	$12,754
Rental cost of sales, excluding depreciation	(5,177)	(4,439)
Depreciation	(4,132)	(3,506)
Gain on sales of assets	—	4,812
Operating income	$5,410	$9,621

Rental Revenue. In 2023, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place, Kingwood Place, Jones Crossing, West Killeen Market and Magnolia Place and from our multi-family project, The Saint June. In 2022, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market. The increase in rental revenue in 2023, compared to 2022, primarily reflects revenue from Magnolia Place and The Saint June, which commenced operations in late 2022 and mid-2023, respectively, as well as increased revenue at Kingwood Place, in connection with new leases. We expect rental revenue to increase in 2024 compared to 2023, as 2024 will reflect the rental revenue from the operations of Magnolia Place and The Saint June for the full year and also is expected to include rental revenue following the completion of The Saint George, which is expected to occur by third-quarter 2024.

Rental Cost of Sales and Depreciation. Rental costs of sales and depreciation expense increased in 2023, compared to 2022, primarily as a result of commencement of operations at The Saint June in mid-2023 and Magnolia Place in late 2022, and costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Gain on Sales of Assets. For 2022, we recognized a gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 9 under the heading “Deferred Gain on Sale of The Oaks at Lakeway” for further discussion.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 10) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses totaled $15.2 million in 2023 and $17.6 million in 2022. The decrease in general and administrative expenses in 2023, compared to 2022, was primarily a result of lower compensation costs associated with lower estimated cash incentive awards for 2023 and a reduction in the accrued liability for the Profit Participation Incentive Plan (PPIP) resulting from a decreased valuation for Kingwood Place partially offset by salary increases. Legal fees were also lower compared to 2022. Corporate, eliminations and other also includes eliminations of intersegment amounts between our operating segments.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $12.5 million in 2023 and $6.6 million in 2022. Interest costs in 2023 were higher, compared to 2022, primarily reflecting increased average interest rates as well as an increase in average debt balances. As of December 31, 2023, all of our debt was variable-rate debt, and for all such debt, the interest rates have increased during the last two years. Refer to Note 6 and “Debt Maturities and Other Contractual Obligations” for additional information.

Substantially all of our interest costs were capitalized in 2023 and 2022. Capitalized interest totaled $12.5 million in 2023 and $6.6 million in 2022, and is primarily related to development activities at Barton Creek (Holden Hills, Section N and The Saint June), The Saint George and The Annie B.

Provision for Income Taxes. We recorded a provision for income taxes of $1.5 million in 2023 and $0.4 million in 2022. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $173 thousand at

December 31, 2023, and $38 thousand at December 31, 2022. Refer to Note 7 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of loss totaled $1.7 million and $0.7 million in 2023 and 2022, respectively.

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

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statements of comprehensive income because the disposal represented a strategic shift that had a major effect on operations. Block 21 did not have any other comprehensive income and Stratus’ consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Net income from discontinued operations totaled $96.8 million in 2022. The net income for 2022 primarily reflects a $119.7 million pre-tax gain on the sale of Block 21.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $51.3 million in 2023 and $55.3 million in 2022. Expenditures for purchases and development of real estate properties totaled $44.5 million in 2023, primarily related to development of our Barton Creek properties, particularly Holden Hills and Amarra Villas, and $24.5 million in 2022, primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other for 2022 is primarily related to the payment of awards under our PPIP and the timing of tax payments, including property taxes.

Investing Activities. Cash (used in) provided by investing activities totaled $(47.0) million in 2023 and $50.0 million in 2022. During 2022, we received net proceeds from the sale of Block 21 of $105.8 million (excluding the release of reserves previously presented as restricted cash but including $6.9 million escrowed at closing). As no claims were made against the escrowed amounts, the $6.9 million was disbursed in full to us in June 2023.

Capital expenditures totaled $46.0 million for 2023, primarily related to The Saint George and The Saint June, and $54.8 million for 2022, primarily for The Saint June, The Saint George and Magnolia Place projects.

Financing Activities. Cash provided by (used in) financing activities totaled $84.9 million in 2023 and $(19.2) million in 2022. During 2023 and 2022, we had no net borrowings on the Comerica Bank revolving credit facility. Net borrowings on other project and term loans totaled $51.4 million in 2023, primarily reflecting borrowings on The Saint George and The Saint June construction loans and Amarra Villas construction credit facility, partially offset by the payoff of the New Caney land loan, compared with net borrowings of $14.3 million in 2022, primarily reflecting borrowings on the Magnolia Place and The Saint June construction loans and Amarra Villas revolving credit facility. In first-quarter 2024, we made a $3.8 million principal payment on the Amarra Villas revolving credit facility upon closing of a sale of one of the Amarra Villas homes, repaid the $8.8 million Magnolia Place construction loan in connection with the sale of undeveloped land and made a $1.4 million principal payment of the Annie B land loan in connection with the loan modification. Refer to the table “Debt Maturities and Other Contractual Obligations” below for a presentation of our outstanding debt and principal maturities for the years ending December 31, 2024 through 2027 and thereafter.

During 2023, we received contributions from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership formation. During 2022, we received contributions from a noncontrolling interest owner of $15.0 million, related to The Saint George partnership. During 2023, we paid distributions of $13 thousand to noncontrolling interest owners related to the dissolution of The Saint Mary. No distributions to noncontrolling interest owners were paid during 2022.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Our Board also approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program, we acquired 389,378 shares of our common stock for a total cost of $10.0 million at an average price of $25.68 per share.

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. As of December 31, 2023, we had not repurchased any shares under the new program.

Revolving Credit Facility and Other Financing Arrangements
As of December 31, 2023, we had $31.4 million in cash and cash equivalents and restricted cash of $1.0 million, and no amount was borrowed under our revolving credit facility. Of the $31.4 million in consolidated cash and cash equivalents at December 31, 2023, $5.5 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements.

At December 31, 2023, we had total debt of $177.4 million based on the principal amounts outstanding, compared with $123.9 million at December 31, 2022. As of December 31, 2023, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $53.8 million, resulting in availability of $40.5 million, net of letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In first-quarter 2024, based on updated property appraisals received, the maximum amount that could be borrowed under the revolving credit facility was reduced to $52.9 million, resulting in availability of $39.6 million, net of letters of credit committed under the facility as of March 25, 2024. In March 2023, we entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025 and increased the floor of the facility’s benchmark rate. As amended, advances under the revolving credit facility bear interest at one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, we entered into another modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, we entered into a $2.3 million letter of credit to secure our obligations to construct and pay for certain utility infrastructure in Lakeway, Texas, estimated to cost approximately $2.3 million. Refer to Note 6 for additional discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of December 31, 2023.

In April 2023, we made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In August 2023 and February 2024, we made additional operating loans of $800 thousand and $2.4 million, respectively, to Stratus Block 150, L.P. The loans bear interest at one-month BSBY Rate plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In February 2024, the interest rates on the operating loans were changed to one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent.

In June 2023, we made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. In October 2023 and January 2024, we made additional operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P., and the Class B Limited Partner made operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

In response to the phase-out of London Interbank Offered Rate (LIBOR) as a benchmark interest rate, interest terms were modified or transitioned to the replacement rate for the Jones Crossing loan, The Saint June construction loan, The Annie B land loan, the Kingwood Place loan and the Magnolia Place construction loan to replace the LIBOR benchmark rate with either one-month Term SOFR or one-month BSBY Rate. Refer to Note 6 for further discussion.

In December 2023, the Kingwood Place construction loan was modified to extend the maturity to December 6, 2024, and change the interest rate to Term SOFR Rate plus 2.75 percent. Under the Kingwood Place loan, Term SOFR Rate is defined as one-month Term SOFR plus 0.11 percent and is subject to a floor of 0.50 percent. Also in December 2023, the Lantana Place construction loan was amended to extend the date through which we could request advances under the loan to December 31, 2024. In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to Term SOFR Rate plus 3.00 percent. Under The Annie B land loan, Term SOFR Rate is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, we made a $1.4 million principal payment on the loan and are required to make another principal payment of $630 thousand in February 2025. Refer to Note 6 for further discussion.

Our debt agreements require compliance with specified financial covenants. The Jones Crossing loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $2 million. The Saint June construction loan includes a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Comerica Bank revolving credit facility, the Lantana Place construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, The Saint June construction loan, The Annie B land loan, The Saint George construction loan and the Holden Hills construction loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank revolving credit facility, the Amarra Villas credit facility, the Kingwood Place construction loan, The Annie B land loan, The Saint George construction loan and the Holden Hills construction loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of not more than 50 percent. The West Killeen Market construction loan, the Kingwood Place construction loan, the Jones Crossing loan and the Lantana Place construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of December 31, 2023, we were in compliance with all of our financial covenants. However, our Jones Crossing project did not pass the debt service coverage ratio (DSCR) test under the Jones Crossing loan in each of fourth-quarter 2022 and first-quarter 2023. The DSCR test under the Jones Crossing loan is not a financial covenant and not meeting the DSCR test is not an event of default; however, to avoid a “Cash Sweep Period,” as defined in the loan agreement, we made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to restore the DSCR to the required threshold. As permitted under the Jones Crossing loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel (the Multi-Family Phase) from the primary ground lease, and the Multi-Family Phase was released from the loan collateral. In October 2023, the Jones Crossing loan was modified effective August 1, 2023 to remove the Multi-Family Phase from certain defined terms and to revise the DSCR calculation to exclude the Multi-Family Phase from expenses on a retroactive basis beginning in second-quarter 2023. Accordingly, the DSCR met the threshold in second-quarter and third-quarter 2023. In fourth-quarter 2023, the DSCR was slightly below the threshold, and we made a $13 thousand principal payment to restore the DSCR to the required threshold. Based on our current estimates of the Jones Crossing project’s operating income and interest rates, we project that we will meet the DSCR test over the next 12 months.

Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and the Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with the special cash dividend and share repurchase programs. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project level financing. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of December 31, 2023, we, as the parent company, guaranteed the payment of all of the project loans, except for the Jones Crossing loan and the Lantana Place construction loan. We were released from the guarantee of the Lantana Place construction loan in August 2022, and our guarantee of the Jones Crossing loan is generally limited to non-recourse carve-out obligations. Refer to Note 6 for additional discussion.

Our construction loans typically permit advances only in accordance with budgeted allocations and subject to specified conditions and require lender consent for changes to plans and specifications exceeding specified amounts. If the lender deems undisbursed proceeds insufficient to meet costs of completing the project, the lender may decline to make additional advances until the borrower deposits with the lender sufficient additional funds to cover the deficiency the lender deems to exist. The inability to satisfy a condition to receive advances for a specified time period after lender’s refusal, or the failure to complete a project by a specified completion date, may be an event of default, subject to exceptions for force majeure.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	22,594	—		—	22,594
The Annie B land loan [a]	14,000	—	—	—	—	—	14,000
Construction loans:
Kingwood Place [b]	28,282	—	—	—	—	—	28,282
The Saint June [c]	27,814	—	—	—	—	—	27,814
The Saint George	—	—	25,570	—	—	—	25,570
Lantana Place	319	350	379	21,992	—	—	23,040
Amarra Villas credit facility [d]	15,682	—	—	—	—	—	15,682
Magnolia Place [e]	8,810	—	—	—	—	—	8,810
West Killeen Market	58	5,198	—	—	—	—	5,256
Holden Hills	—	—	6,341	—	—	—	6,341
Total	$94,965	$5,548	$54,884	$21,992	$—	$—	$177,389
a.In February 2024, we extended the maturity date of this loan to September 1, 2025. In connection with the extension, we also made a principal payment of $1.4 million on this loan and are required to make an additional principal payment of $630 thousand in February 2025.
b.The maturity date is December 6, 2024.

c.Includes an operating loan from our third-party partner of $250 thousand. The maturity date of The Saint June construction loan is October 2, 2024. We have options to extend the maturity for two additional 12-month terms if certain conditions are met.
d.In February 2024, we made a $3.8 million principal payment on this credit facility upon the closing of a sale of one the Amarra Villas homes. The maturity date for this credit facility is June 19, 2024.
e.The maturity date is August 12, 2024. In February 2024, this loan was repaid in full with proceeds from the sale of 47 acres of undeveloped land.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	December 31,
	2023	2022 [a]
Comerica Bank revolving credit facility [b]	—%	4.97%
Jones Crossing loan	7.27	3.85
The Annie B land loan	7.96	4.67
New Caney land loan [c]	—	4.06
Construction loans:
Kingwood Place	7.74	4.06
The Saint June [d]	7.87	5.89
The Saint George [e]	7.68	—
Lantana Place	7.47	4.18
Amarra Villas revolving credit facility	8.11	5.10
Magnolia Place [f]	8.38	5.12
Holden Hills [g]	8.38	—
West Killeen Market	7.75	4.45
a.At March 31, 2022, we had an outstanding balance of $38 thousand for the loan under the Paycheck Protection Program (PPP loan). The PPP loan bore interest at 1.00 percent. The PPP loan matured and the remaining balance was repaid on April 15, 2022.
b.We did not have an outstanding balance during 2023. At December 31, 2023, the interest rate for the revolving credit facility was 9.42 percent.
c.In March 2023, we repaid this loan.
d.We did not have an outstanding balance during first-quarter 2022.
e.We did not have an outstanding balance during 2022 or during first-quarter 2023.
f.In February 2024, this loan was repaid with proceeds from the sale of 47 acres of undeveloped land.
g.We did not have an outstanding balance during 2022 or during first-quarter and second-quarter 2023.

We estimate our interest payments during 2024 will total approximately $13.6 million, assuming interest rates in effect on our debt at December 31, 2023, no new debt agreements, and completed or scheduled principal payments as of March 25, 2024 on debt outstanding at December 31, 2023.

We had firm commitments totaling approximately $41 million at December 31, 2023 primarily related to construction of The Saint George, Holden Hills and Amarra Villas and as of March 25, 2024, we have not started construction on any new projects. We have construction loans, as well as remaining equity capital contributed to the Holden Hills partnership, to fund these projected cash outlays for the projects over the next 12 months following this filing except for anticipated operating loans to The Saint George Apartments, L.P., Stratus Block 150, L.P. and The Saint June, L.P. described below and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of December 31, 2023, the Holden Hills partnership had $8.0 million remaining to complete the Tecoma Improvements. Refer to “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills” above for further discussion of the Tecoma Improvements. Also, we anticipate making future operating loans to The Saint George Apartments, L.P., Stratus Block 150, L.P. and The Saint June, L.P. totaling up to $3.8 million over the next 12 months following this filing to enable the partnerships to pay debt service and project costs. Our estimates of future operating loans are based on estimates of future costs of the partnerships and anticipated future operating loans from the Class B limited partners of approximately $2.5 million. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent and would be repaid before distributions may be made to the partners. Refer to Note 9 for further discussion of future cash requirements.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months following this filing. Our stabilized commercial properties (West Killeen Market, Jones Crossing, Lantana Place, Kingwood Place and Magnolia Place) are projected to generate sufficient cash flow to cover debt service on the project loans over the next 12 months following this filing. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements, for our projected operating loans to partnerships and general and administrative expenses, we had cash and cash equivalents of $31.4 million at December 31, 2023 and availability under our revolving credit facility (which matures on March 27, 2025) of approximately $40.5 million as of December 31, 2023 which is expected to be sufficient to fund these cash requirements for the next 12 months. In first-quarter 2024, based on updated property appraisals received, the maximum amount that could be borrowed under the revolving credit facility was reduced to $52.9 million, resulting in availability of $39.6 million, net of letters of credit committed under the facility as of March 25, 2024.

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

RECENT ACCOUNTING STANDARDS

For a discussion of recently issued accounting standards, see Note 1 in the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to inflation, interest rates, supply chain constraints, availability of bank credit, our ability to meet our future debt service and other cash obligations, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank’s prior written consent, which was obtained in connection with the share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, increases in inflation and interest rates, supply chain constraints, availability of bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental risks, litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement any revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stratus Properties Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment assessment on long-lived assets - Refer to Notes 1 and 3 to the consolidated financial statements

The Company’s long-lived assets at December 31, 2023 consist primarily of held for sale real estate assets of $7,382,000, real estate under development of $260,642,000, real estate held for investment, net of $144,112,000 and land available for development of $47,451,000. The real estate assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Company’s undiscounted cash flows are subjective and are based, in part, on estimates and assumptions such as real estate prices, pace of sales, sales and marketing costs, infrastructure development costs and capitalization rates. In the event a property’s carrying amount is not recoverable, the Company determines fair value based on appraised values, adjusted for estimated costs to sell. Evaluation of appraisals is subjective and is based, in part, on estimates and assumptions such as real estate prices, market rental rates, capitalization rates, and discount rates that could differ materially from actual results.

Significant judgment is exercised by management in evaluating the recoverability and fair value of the long-lived assets noted above. Given these factors, the related audit effort in evaluating these management judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted cash flow analyses prepared by management for purposes of their long-lived assets impairment at December 31, 2023 included, among other things, the following:
•We obtained an understanding and evaluated the design of internal controls over management’s evaluation of the recoverability of the carrying amount of long-lived assets based on undiscounted cash flows and the measurement of impairment based on fair value estimates derived from appraisals less estimated costs to sell.
•We evaluated the reasonableness of significant assumptions in the undiscounted cash flow analyses, including estimates of real estate prices, market rental rates, capitalization rates, and discount rates, for properties with impairment indicators. In addition, we tested the mathematical accuracy of the undiscounted cash flow analyses.
•We evaluated the reasonableness of management’s undiscounted cash flow analyses by comparing management’s projections to earlier projections for the same property, current year results of similar properties, and external market sources.
•We evaluated whether the assumptions in any of the analyses above were consistent with evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2022.

/s/ CohnReznick LLP

Dallas, Texas
March 28, 2024

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$31,397	$37,666
Restricted cash	1,035	8,043
Real estate held for sale	7,382	1,773
Real estate under development	260,642	239,278
Land available for development	47,451	39,855
Real estate held for investment, net	144,112	92,377
Lease right-of-use assets	11,174	10,631
Deferred tax assets	173	38
Other assets	14,400	15,479
Total assets	$517,766	$445,140

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$15,629	$15,244
Accrued liabilities, including taxes	6,660	7,049
Debt	175,168	122,765
Lease liabilities	15,866	14,848
Deferred gain	2,721	3,519
Other liabilities	7,117	9,642
Total liabilities	223,161	173,067

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized, 9,586 and 9,439 shares issued, respectively and 8,003 and 7,991 shares outstanding, respectively	96	94
Capital in excess of par value of common stock	197,735	195,773
Retained earnings	26,645	41,452
Common stock held in treasury, 1,583 shares and 1,448 shares at cost, respectively	(32,997)	(30,071)
Total stockholders’ equity	191,479	207,248
Noncontrolling interests in subsidiaries	103,126	64,825
Total equity	294,605	272,073
Total liabilities and equity	$517,766	$445,140
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2023	2022
Revenues:
Real estate operations	$2,551	$24,744
Leasing operations	14,719	12,754
Total revenues	17,270	37,498
Cost of sales:
Real estate operations	9,615	23,761
Leasing operations	5,177	4,439
Depreciation and amortization	4,257	3,586
Total cost of sales	19,049	31,786
General and administrative expenses	15,167	17,567
Impairment of real estate	—	720
Gain on sales of assets	—	(4,812)
Total	34,216	45,261
Operating loss	(16,946)	(7,763)
Interest expense, net	—	(15)
Other income, net	1,912	1,103
Net loss before income taxes and equity in unconsolidated affiliate’s income (loss)	(15,034)	(6,675)
Provision for income taxes	(1,524)	(389)
Equity in unconsolidated affiliate’s income (loss)	65	(13)
Net loss from continuing operations	(16,493)	(7,077)
Net income from discontinued operations	—	96,820
Net (loss) income and total comprehensive (loss) income	(16,493)	89,743
Total comprehensive loss attributable to noncontrolling interests	1,686	683
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(14,807)	$90,426

Net (loss) income per share attributable to common stockholders, basic and diluted:
Continuing operations	$(1.85)	$(0.78)
Discontinued operations	—	11.77
	$(1.85)	$10.99

Weighted-average shares of common stock outstanding, basic and diluted	7,996	8,228

Dividends declared per share of common stock	$—	$4.67
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(16,493)	$89,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,257	3,586
Cost of real estate sold	1,997	15,596
Impairment of real estate	—	720
Gain on sale of discontinued operations	—	(119,695)
Gain on sales of assets	—	(4,812)
Stock-based compensation	1,941	1,723
Debt issuance cost amortization	851	1,101
Equity in unconsolidated affiliates’ (income) loss	(65)	13
Deferred income taxes	(135)	5,971
Purchases and development of real estate properties	(44,451)	(24,454)
Decrease in other assets	1,661	3,805
Decrease in accounts payable, accrued liabilities and other	(817)	(28,557)
Net cash used in operating activities	(51,254)	(55,260)

Cash flow from investing activities:
Capital expenditures	(45,962)	(54,813)
Proceeds from sale of discontinued operations	—	105,813
Payments on master lease obligations	(977)	(989)
Other, net	(15)	(8)
Net cash (used in) provided by investing activities	(46,954)	50,003

Cash flow from financing activities:
Borrowings from revolving credit facility	—	30,000
Payments on revolving credit facility	—	(30,000)
Borrowings from project loans	60,692	33,163
Payments on project and term loans	(9,247)	(18,831)
Payment of dividends	(678)	(38,693)
Finance lease principal payments	(15)	(4)
Stock-based awards net payments	(789)	(452)
Purchases of treasury stock	(2,137)	(7,866)
Noncontrolling interests’ distributions	(13)	—
Noncontrolling interests’ contributions	40,000	15,032
Financing costs	(2,882)	(1,522)
Net cash provided by (used in) financing activities	84,931	(19,173)
Net decrease in cash, cash equivalents and restricted cash	(13,277)	(24,430)
Cash, cash equivalents and restricted cash at beginning of year	45,709	70,139
Cash, cash equivalents and restricted cash at end of year	$32,432	$45,709
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Number of Shares	At Cost	Total	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
Common stock repurchases	—	—	—	—	294	(7,866)	(7,866)	—	(7,866)
Cash dividend	—	—	—	(40,011)	—	—	(40,011)	—	(40,011)
Vested stock-based awards	51	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	1,716	—	—	—	1,716	—	1,716
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	5,292	—	—	—	5,292	—	5,292
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	15,032	15,032
Total comprehensive income (loss)	—	—	—	90,426	—	—	90,426	(683)	89,743
Balance at December 31, 2022	9,439	94	195,773	41,452	1,448	(30,071)	207,248	64,825	272,073
Common stock repurchases	—	—	—	—	96	(2,137)	(2,137)	—	(2,137)
Vested stock-based awards	147	2	—	—	—	—	2	—	2
Director fees paid in shares of common stock	—	—	24	—	—	—	24	—	24
Stock-based compensation	—	—	1,938	—	—	—	1,938	—	1,938
Tender of shares for stock-based awards	—	—	—	—	39	(789)	(789)	—	(789)
Noncontrolling interests’ distributions	—	—	—	—	—	—	—	(13)	(13)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(14,807)	—	—	(14,807)	(1,686)	(16,493)
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation. Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. The real estate and leasing operations of Stratus are conducted primarily through its subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is determined to be the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Concentration of Risks. Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an adverse effect on Stratus’ business, results of operations and financial condition. Stratus has taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of its cash deposits; however it typically has some cash balances on deposit with banks in excess of FDIC-insured limits. Any loss of uninsured deposits could have an adverse effect on Stratus’ future financial condition, liquidity and operations. To help address this risk, as of December 31, 2023, $23.2 million was invested in an FDIC insured cash sweep platform.

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

Restricted cash. Stratus’ restricted cash of $1.0 million is comprised of bank deposits.

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

Depreciation. Real estate held for investment is depreciated on a straight-line basis over the properties’ estimated lives of 30 to 40 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a 3 to 15-year period. Tenant improvements are depreciated over the related lease terms.

Accrued Property Taxes. Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $4.2 million at December 31, 2023 and $3.8 million at December 31, 2022.

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

	Years Ended December 31,
	2023	2022
Project expenses and allocation of overhead costs (see below)	$6,718	$6,611
Leasing operations	5,177	4,439
Depreciation and amortization	4,257	3,586
Cost of developed property sales	2,159	5,601
Cost of undeveloped property sales	—	11,524
Other, net	738	25
Total cost of sales	$19,049	$31,786

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

Advertising Costs. Advertising costs are charged to expense as incurred and are included as a component of cost of sales. Advertising costs totaled $0.2 million in 2023 and $0.5 million in 2022.

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

	Years Ended December 31,
	2023	2022
Net loss from continuing operations	$(16,493)	$(7,077)
Net income from discontinued operations	—	96,820
Net (loss) income	$(16,493)	$89,743
Net loss attributable to noncontrolling interests	1,686	683
Net (loss) income attributable to common stockholders	$(14,807)	$90,426

Weighted-average shares of common stock outstanding, basic and diluted [a]	7,996	8,228

Net (loss) income per share attributable to common stockholders, basic and diluted:
Continuing operations	$(1.85)	$(0.78)
Discontinued operations	—	11.77
Net (loss) income per share attributable to common stockholders, basic and diluted	$(1.85)	$10.99
a.Excludes approximately 217 thousand and 295 thousand shares in 2023 and 2022, respectively, of common stock associated with RSUs that were anti-dilutive as a result of the net losses from continuing operations.
Stock-Based Compensation. Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of RSUs is based on Stratus’ stock price on the date of grant. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. Based on Stratus’ history, turnover among RSU recipents is rare. Therefore, Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs. The awards are amortized on a straight-line basis over the estimated service period.

Stratus may grant RSUs that settle in cash or stock to employees and nonemployees under the PPIP and LTIP. The value of these awards in excess of the liability amount, if any, as of the date of the capital transaction or valuation event is amortized on a straight-line basis over the estimated service period. Refer to Note 8 for further discussion.

Related Party Transactions. Refer to Notes 2 and 4 for discussion of LCHM Holdings, LLC (LCHM), its manager, and JBM Trust, which are related parties as a result of LCHM’s representation on Stratus’ Board of Directors (the Board). LCHM and JBM Trust have invested in certain of Stratus’ limited partnerships.

Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus’ President and Chief Executive Officer. Payments to Whitefish Partners for the consultant's consulting services and expense reimbursements totaled $190 thousand for 2022, which included $20 thousand as an annual incentive award for 2021 and a $135 thousand cash bonus related to payouts for development projects under the PPIP. In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the PPIP and the LTIP. As of December 31, 2023, the employee has two outstanding awards under the PPIP. The liability associated with these awards at December 31, 2023 is nominal in amount relative to the consolidated financial statements. In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. In first-quarter 2024, he received $22 thousand as an annual incentive award for 2023, and his annual salary was increased to $124 thousand. Refer to Note 8 for discussion of the PPIP and LTIP.

Recently Issued Accounting Standards. In August 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU), No. 2023-05, “Business Combinations – Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The pronouncement requires a joint venture to initially measure contributions at fair value upon formation, which is more relevant than the carrying amounts of the contributed net assets and would reduce equity method basis differences. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Stratus does not expect the pronouncement to have a material effect on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures”, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for fiscal years beginning after December 15, 2023 and early adoption of the amendment is permitted. Stratus expects adoption of the pronouncement will lead to additional segment disclosure in its consolidated financial statements for 2024.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”. This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on amount of income taxes paid disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024. Stratus does not expect the pronouncement to have a material effect on its consolidated financial statements.

NOTE 2. LIMITED PARTNERSHIPS
Holden Hills, L.P. In first-quarter 2023, Holden Hills, L.P. (the Holden Hills partnership), a Texas limited partnership and subsidiary of Stratus, was formed for the development of Holden Hills, Stratus’ final large residential development within the Barton Creek community in Austin, Texas, consisting of 495 acres and designed to feature unique residences (Holden Hills Project). The Holden Hills partnership is governed by a limited partnership agreement between a wholly owned subsidiary of Stratus as Class A limited partner and an unaffiliated equity investor as Class B limited partner, and another wholly owned subsidiary of Stratus which serves as general partner. The partners made the following initial capital contributions to the Holden Hills partnership: (i) Stratus contributed the Holden Hills land and related personal property at an agreed value of $70.0 million and (ii) The Class B limited partner contributed $40.0 million in cash. Immediately following the Class B limited partner’s initial capital contribution, $30.0 million of cash was distributed by the Holden Hills partnership to Stratus. Further, the Holden Hills partnership reimbursed Stratus for certain initial project costs and closing costs of approximately $5.8 million. As a result of these transactions, Stratus holds, indirectly through its wholly owned subsidiaries, a 50.0 percent equity interest in the Holden Hills partnership, and the Class B limited partner holds the remaining 50.0 percent equity interest in the Holden Hills partnership. Stratus’ potential returns on its equity investment in the Holden Hills partnership may increase above its relative equity interest as negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion. Stratus consolidates the Holden Hills partnership; therefore, its contribution of the Holden Hills land and related personal property was recorded at historical cost and the contribution from the Class B limited partner was accounted for as a noncontrolling interest in subsidiary.

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

Stratus has entered into a development agreement with the Holden Hills partnership pursuant to which the Holden Hills partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Section N land owned by Stratus from its current terminus to Southwest Parkway, estimated to cost approximately $14.7 million (the Tecoma Improvements), and Stratus will reimburse the partnership for 60 percent of the costs. The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills and Section N. As of December 31, 2023, the Holden Hills partnership had $8.0 million remaining to complete the Tecoma Improvements.

The Holden Hills partnership has agreed to pay Stratus a development management fee of 4 percent of certain construction costs for Phase I of the project, and an asset management fee of $150 thousand per year starting 15 months after construction starts on the project payable from available cash flow after debt service.

In first-quarter 2023, the Holden Hills partnership entered into a loan agreement with Comerica Bank to finance the development of Phase I of the project. The Holden Hills construction loan is secured by the Holden Hills Project and guaranteed by Stratus. Refer to Note 6 for discussion of the loan agreement.

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

The Saint George partnership is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner will manage The Saint George partnership in exchange for an asset management fee of $300 thousand per year beginning two years after construction of The Saint George, and will earn a development management fee of 4 percent of certain construction costs for The Saint George. The limited partnership agreement contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests. Transfers of interests in the partnership are subject to substantial restrictions.

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

In first-quarter 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of December 31, 2023, Stratus holds, in the aggregate, a 31.0 percent indirect equity interest in Stratus Block 150, L.P. No individual Class B limited partner has an equity interest greater than 25.0 percent. One of the participants in the private placement offering, JBM Trust, which purchased a limited partnership interest initially representing a 5.9 percent equity interest in Stratus Block 150, L.P., has a trustee who also serves as sole manager of LCHM.

Stratus Block 150, L.P. is governed by a limited partnership agreement between Stratus and the equity investors, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. Stratus plans to capitalize The Annie B in a two-phase process consisting of the initial land partnership phase and potentially followed by a development partnership phase. No asset management fee will be paid to the general partner during the land partnership phase. If the general partner determines to proceed with the development partnership phase, the general partner would continue to manage Stratus Block 150, L.P. and would begin to receive an asset management fee to be agreed on at that time. During the development partnership phase, the general partner would receive a development management fee of approximately 4 percent of certain construction costs for The Annie B. Transfers of interests in the partnership are subject to substantial restrictions. If a change of control of Stratus occurs as defined in the limited partnership agreement, each Class B limited partner has a put right to require Stratus to purchase all but not less than all of its interests for a price generally providing a cumulative 10.0 percent annual return on capital contributions.

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

The general partner manages the Kingwood, L.P., in exchange for an asset management fee of $283 thousand per year and earns a development management fee of 4 percent of certain construction costs for Kingwood Place. Transfers of interests in the partnership are subject to substantial restrictions.

In December 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which superseded and replaced the land acquisition loan agreement discussed above and provided for a loan totaling $32.9 million to finance a portion of the costs associated with construction of Kingwood Place, which was subsequently modified and increased to $35.4 million in January 2020 (refer to Note 6 for further discussion). Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus until certain conditions are met. Approximately $15 million was funded by borrower equity, contributed by Stratus and private equity investors.

In October 2019, Stratus acquired an unrelated equity investor’s 33.33 percent interest in Kingwood, L.P. for $5.8 million. Following the acquisition, Stratus has a 60.0 percent interest in the Kingwood, L.P. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion.

Operating Loans to Partnerships. In April 2023, Stratus made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In August 2023 and February 2024, Stratus made additional operating loans of $800 thousand and $2.4 million, respectively, to Stratus Block 150, L.P. The loans bear interest at one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In February 2024, the interest rate on the operating loans were changed to one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent.

In June 2023, Stratus made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. In October 2023 and January 2024, Stratus made additional operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P., and the Class B Limited Partner made operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

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

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood Place, L.P. and Holden Hills, L.P. are VIEs and that Stratus is the primary beneficiary of each VIE. Accordingly, the partnerships’ financial statements are consolidated in Stratus’ financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

The cash and cash equivalents held at these limited partnerships are subject to restrictions on distribution to the parent company pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands). All intercompany balances are eliminated.

	December 31,
	2023 [a]	2022
Assets: [b]
Cash and cash equivalents	$5,531	$7,744
Restricted cash	193	—
Real estate under development	140,347	107,968
Land available for development	1,911	3,927
Real estate held for investment, net [c]	87,005	31,415
Lease right-of-use assets	420	106
Other assets	3,122	4,397
Total assets	238,529	155,557
Liabilities: [d]
Accounts payable	12,751	10,473
Accrued liabilities, including taxes	1,793	1,296
Debt	100,205	55,305
Lease liabilities	421	107
Other liabilities	391	371
Total liabilities	115,561	67,552
Net assets	$122,968	$88,005
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

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2023	2022
Real estate held for sale:
Developed lots and completed homes	$7,382	$1,773

Real estate under development:
Acreage, multi-family units, commercial square footage and homes	260,642	239,278

Land available for development:
Undeveloped acreage and vacant office building for future renovation	47,451	39,855

Real estate held for investment:
The Saint June	50,827	—
Kingwood Place	37,166	34,239
Lantana Place	31,001	30,284
Jones Crossing	25,008	25,032
West Killeen Market	10,063	10,192
Magnolia Place	6,740	5,761
Furniture, fixtures and equipment	727	491
Total	161,532	105,999
Accumulated depreciation	(17,420)	(13,622)
Total real estate held for investment, net	144,112	92,377
Total real estate, net	$459,587	$373,283

Real estate held for sale. Real estate held for sale includes developed lots and completed homes. Developed lots include individual tracts of land that have been developed and permitted for residential use. As of December 31, 2023, Stratus owned two developed lots and two completed Amarra Villas homes.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction. Stratus’ real estate under development as of December 31, 2023 increased from December 31, 2022, primarily as a result of the development costs for The Saint George and Barton Creek properties, particularly Holden Hills and Amarra Villas.

In third-quarter 2022, Stratus recorded a $650 thousand impairment charge related to one of the Amarra Villas homes that was sold in first-quarter 2023 for $2.5 million. The charge was due to estimated total project costs and costs of sale for the home under construction that exceeded its contractual sale price.

In November 2017, the city of Magnolia and the state of Texas approved the creation of a municipal utility district (MUD) which provides an opportunity for Stratus to recoup certain road and utility infrastructure costs incurred in connection with the development of Magnolia Place. Real estate held for investment as of December 31, 2023, includes approximately $12 million of costs eligible for reimbursement by the Magnolia MUD.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2023 included land permitted for residential and commercial development and vacant pad sites at Jones Crossing, Kingwood Place and Magnolia Place. In February 2024, Stratus sold the remaining pad sites at Magnolia Place. Refer to Note 6 for further discussion.
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

Real estate held for investment. The Saint June is a luxury garden-style multi-family project consisting of 182 units. The Kingwood Place project includes 151,877 square-feet of retail space anchored by an H-E-B grocery store and leased pad sites. The Lantana Place project includes 99,377 square feet for the retail phase of a mixed-use project. The Jones Crossing project includes 154,092 square-feet for the first phase of the retail component of an H-E-B-anchored, mixed-use development. The West Killeen Market project includes 44,493 square-feet of retail space adjacent to a 90,000 square-foot H-E-B grocery store. The Magnolia Place project includes 18,582 square feet in the retail component of an H-E-B-shadow anchored, mixed-used development.

Capitalized interest. Stratus recorded capitalized interest of $12.5 million in 2023 and $6.6 million in 2022.

NOTE 4. ASSET SALES
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

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statement of comprehensive income for 2022 because the disposal represents a strategic shift that had a major effect on operations. Block 21 did not have any other comprehensive income and Stratus’ consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Block 21’s results of operations in the consolidated statements of comprehensive (loss) income consist of the following (in thousands):

Five Months Ended
May 31, 2022
Revenues: [a]
Hotel	$12,653
Entertainment	10,004
Leasing operations and other	932
Total revenue	23,589
Cost of sales:
Hotel	8,869
Entertainment	7,472
Leasing operations and other	710
Depreciation [b]	—
Total cost of sales	17,051
General and administrative expenses	337
Gain on sale of assets	(119,695)
Operating income	125,896
Interest expense, net	(3,236)
Provision for income taxes	(25,840)
Net income from discontinued operations	$96,820
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $510 thousand for the five months ended May 31, 2022.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in the fourth quarter of 2021.

Capital expenditures associated with discontinued operations totaled $0.2 million in 2022.

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
Amarra Villas. In February 2021, Stratus entered into a contract to sell one of the Amarra Villas homes. The sale closed in March 2023 for $2.5 million. Stratus recorded a $650 thousand impairment charge in third-quarter 2022 because the estimated total project costs and costs of sale for the home under construction exceeded its contractual sale price. In fourth-quarter 2022, we sold another Amarra Villas home for $3.6 million. In first-quarter 2024, we sold another Amarra Villas home for $4.0 million.
Magnolia Place. In February 2024, Stratus completed the sale of approximately 47 acres planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia construction loan with a balance of $8.8 million was repaid.

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

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2023	2022 [a]
Comerica Bank revolving credit facility, [b]
average interest rate of 4.97% in 2022	$—	$—
Jones Crossing loan,
average interest rate of 7.27% in 2023 and 3.85% in 2022	22,340	24,143
The Annie B land loan,
average interest rate of 7.96% in 2023 and 4.67% in 2022	13,983	13,969
New Caney land loan, [c]
average interest rate of 4.06% in 2022	—	4,047
Construction loans:
Kingwood Place construction loan,
average interest rate of 7.74% in 2023 and 4.06% in 2022	28,160	27,507
The Saint June construction loan, [d]
average interest rate of 7.87% in 2023 and 5.89% in 2022	27,668	13,829
The Saint George construction loan, [e]
average interest rate of 7.68% in 2023	24,657	—
Lantana Place construction loan,
average interest rate of 7.47% in 2023 and 4.18% in 2022	22,961	21,782
Amarra Villas revolving credit facility,
average interest rate of 8.11% in 2023 and 5.10% in 2022	15,682	5,366
Magnolia Place construction loan, [f]
average interest rate of 8.38% in 2023 and 5.12% in 2022	8,731	6,816
Holden Hills construction loan, [g]
average interest rate of 8.38% in 2023	5,736	—
West Killeen Market construction loan,
average interest rate of 7.75% in 2023 and 4.45% in 2022	5,250	5,306
Total debt [h]	$175,168	$122,765
a.At March 31, 2022, Stratus had an outstanding balance of $38 thousand for the loan under the Paycheck Protection Program (PPP loan). The PPP loan bore interest at 1.00 percent. The PPP loan matured and the remaining balance was repaid on April 15, 2022.
b.Stratus did not have an outstanding balance during 2023 or at December 31, 2022. At December 31, 2023, the interest rate for the revolving credit facility was 9.42 percent.
c.In March 2023, Stratus repaid this loan.
d.There was no outstanding balance during first-quarter 2022.
e.There was no outstanding balance during 2022 or during first-quarter 2023.
f.In February 2024, Stratus repaid this loan.
g.There was no outstanding balance during 2022 or during first-quarter and second-quarter 2023.
h.Includes net reductions for unamortized debt issuance costs of $2.2 million at December 31, 2023, and $1.1 million at December 31, 2022.

Comerica Bank revolving credit facility. As of December 31, 2023, Stratus had $40.5 million available under the Comerica Bank revolving credit facility. Letters of credit, totaling $13.3 million were committed under the facility as of December 31, 2023, $11.0 million of which was issued to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In February 2023, the Holden Hills property was removed from the borrowing base for the revolving credit facility, and the maximum amount that could be borrowed was reduced. In first-quarter 2024, based on updated property appraisals received, the maximum amount that could be borrowed under the revolving credit facility was reduced to $52.9 million, resulting in availability of $39.6 million, net of letters of credit committed under the facility as of March 25, 2024. The loan is secured by substantially all assets that do not serve as security for project loans. In March 2023, Stratus entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025, and increased the floor of one-month BSBY Rate. As amended, advances under the revolving credit facility bear interest at one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, Stratus entered into a modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, Stratus entered into a $2.3 million letter of credit to secure its obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, estimated to cost approximately $2.3 million. The loan agreement requires Stratus to maintain a net asset value, as defined in the loan agreement, of $125 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. Comerica Bank’s prior written consent is required for any common stock repurchases in excess of $1.0 million and any dividend payments.

Jones Crossing loan. In June 2021, a Stratus wholly-owned subsidiary entered into a $24.5 million loan with Regions Bank (the Jones Crossing loan) to refinance the construction loan.

The Jones Crossing loan has a maturity date of June 17, 2026, and bears interest at one-month Term SOFR plus 2.25 percent, provided one-month Term SOFR shall not be less than 0.15 percent. Payments of interest only on the Jones Crossing loan are due monthly through the term of the loan with the outstanding principal due at maturity. The Jones Crossing loan requires the Jones Crossing project to meet a debt service coverage ratio (DSCR) test of 1.15 to 1.00 measured quarterly and, starting June 30, 2023, on a rolling 12 month basis. If the DSCR falls below 1.15 to 1.00, it is not an event of default, but a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary, unless a principal payment is made on the loan to restore the DSCR to the required threshold. The DSCR fell below 1.15 to 1.00 in each of fourth-quarter 2022 and first-quarter 2023, and the Jones Crossing subsidiary made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to bring the DSCR back above 1.15 to 1.00 and a Cash Sweep Period did not occur. As permitted under the Jones Crossing loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel (the Multi-Family Phase) from the primary ground lease, and the Multi-Family Phase was released from the loan collateral. In October 2023, the Jones Crossing loan was modified effective August 1, 2023 to remove the Multi-Family Phase from certain defined terms and to revise the DSCR calculation to exclude the Multi-Family Phase from expenses on a retroactive basis beginning in second-quarter 2023. Accordingly, the DSCR met the threshold in second-quarter and third-quarter 2023. In fourth-quarter 2023, the DSCR was slightly below the threshold, and a $13 thousand principal payment was made in first-quarter 2024 to bring the DSCR back above the threshold. The Jones Crossing loan is secured by the Jones Crossing project, and Stratus has provided a guaranty limited to non-recourse carve-out obligations and environmental indemnification. In addition, any default under the ground leases, which grant Stratus the right to occupy the Jones Crossing property, would trigger the carve-out guaranty. The Jones Crossing loan contains certain financial covenants, including a requirement that Stratus maintain liquid assets of at least $2.0 million

The Annie B land loan. In September 2021, Stratus Block 150, L.P. entered into an 18-month, $14.0 million land loan with Comerica Bank to acquire the land for The Annie B project (The Annie B land loan). In February 2023, Stratus Block 150, L.P. entered into a modification agreement that extended the maturity date of the loan to March 1, 2024, and changed the interest rate to one-month BSBY Rate (with a floor of 0.50 percent) plus 3.00 percent. In connection with the modification agreement, Stratus Block 150, LP, escrowed an interest reserve of $0.6 million with the lender. The Annie B land loan is guaranteed by Stratus and secured by The Annie B project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent and places certain restrictions on distributions from the partnership to its partners, including Stratus. The Annie B land loan requires Comerica Banks’ prior written consent for any Stratus common stock repurchases in excess of $1.0 million or any dividend payments. In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to Term SOFR Rate plus 3.00 percent. Under the Annie B land loan, Term SOFR Rate is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, Stratus made a $1.4 million principal payment on the loan and is required to make another principal payment of $630 thousand in February 2025.

New Caney land loan. In March 2019, a Stratus wholly-owned subsidiary entered into a $5.0 million land loan with Texas Capital Bank, which was scheduled to mature in March 2023 after Stratus exercised its options to extend the loan for two 12-month periods. This loan was repaid at its maturity in March 2023.

Kingwood Place construction loan. In 2018, the Kingwood, L.P. entered into a construction loan agreement with Comerica Bank (the Kingwood Place construction loan), which provides financing for a portion of the costs associated with construction of Kingwood Place. Project costs totaling approximately $15.0 million were funded by borrower equity, contributed by Stratus and private equity investors. In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase was used to fund the construction of a retail building on an existing Kingwood Place retail pad. In December 2022, the loan was amended to extend the maturity date to December 6, 2023. The amendment also converted the benchmark rate from the London Interbank Offered Rate to one-month BSBY Rate (with a floor of 0.50 percent) plus 2.75 percent. In December 2023, the loan was amended to extend the maturity date to December 6, 2024 and change the interest rate to Term SOFR Rate plus 2.75 percent. Under the Kingwood Place construction loan, Term SOFR Rate is defined as one-month Term SOFR plus 0.11 percent and is subject to a floor of 0.50 percent. Principal payments of $20,133 plus accrued interest are due monthly with the remaining balance due at maturity. Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus until certain conditions are met. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. In addition, Kingwood Place must meet a DSCR ratio of 1.10 to 1.00 measured as of June 30, 2024. If the DSCR is less than 1.10 to 1.00, it is not an event of default unless the partnership does not make a principal payment on the loan to meet the DSCR threshold. The loan agreement places certain restrictions on distributions from the partnership to its partners, including Stratus. The Kingwood Place construction loan requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million and any dividend payments.

Lantana Place construction loan. In 2017, a Stratus wholly-owned subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place. Borrowings on the Lantana Place construction loan are secured by the Lantana Place project, except for The Saint Julia. In January 2021, Stratus entered into amendments to the Lantana Place construction loan in which Stratus’ Lantana Place subsidiary was granted a waiver of the debt service coverage ratio covenant until September 30, 2021, at which point the ratio was measured by reference to the three-month period then ended, and subsequently increased each quarter until measured by reference to the 12-month period ended June 30, 2022, and then on a trailing 12-month period for each quarter thereafter. As part of the January 2021 amendment, Stratus repaid $2.0 million in principal on the Lantana Place construction loan.

In August 2022, Stratus and Southside Bank amended the Lantana Place construction loan. Pursuant to the agreement, the date through which Stratus can request advances under the loan was extended through December 31, 2023, the interest rate for the loan was changed to one-month Term SOFR plus 2.40 percent, subject to a 3.00 percent floor, and the maturity date of the loan was extended to July 1, 2027. In addition, the land planned for The Saint Julia, a proposed multi-family project at Lantana Place, was released from the collateral for the loan. The debt service coverage ratio was also changed to 1.25 to 1.00, and Stratus was released as guarantor under the related guaranty.

In December 2023, Stratus and Southside Bank amended the Lantana Place construction loan to extend the date through which Stratus can request advances under the loan to December 31, 2024.

Payments of interest only on the construction loan were due monthly through July 1, 2023. Beginning August 1, 2023, monthly payments of principal and interest based on a 30-year amortization were due, with the outstanding principal due at maturity.

The Saint June construction loan. In June 2021, The Saint June, L.P. entered into a construction loan with Texas Capital Bank to finance a portion of the cost of the development and construction of The Saint June. Available borrowings under the loan total the least of (i) $30.3 million, (ii) 60.0 percent of the total construction costs, or (iii) 55.0 percent of the as-stabilized appraised value of the property.

The loan matures on October 2, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee for each extension. In January 2023, Stratus and Texas Capital Bank amended The Saint June construction loan. Pursuant to the agreement, the interest rate for the loan was changed to one-month Term SOFR plus 2.85 percent, subject to a 3.50 percent floor. Payments of interest only on the loan are due monthly through October 2, 2024, with the outstanding principal due at maturity.

The loan is secured by The Saint June project and was fully guaranteed by Stratus. However, the guaranty converted to a 50.0 percent repayment guaranty upon completion of construction of The Saint June. Further, once The Saint June, L.P. is able to maintain a debt service coverage ratio of 1.25 to 1.00, the repayment guaranty will be eliminated. Notwithstanding the foregoing, Stratus will remain liable for customary carve-out obligations and environmental indemnity. Stratus is also required to maintain a net asset value, as defined by the guaranty, of $125.0 million and liquid assets of at least $10.0 million. The Saint June, L.P. is not permitted to make distributions to its partners, including Stratus, until completion of The Saint June project, payment of construction costs and the project continues to satisfy an assumed debt service coverage ratio of not less than 1.00 to 1.00 for three consecutive months. The project must comply with a specified loan-to-value ratio covenant.

Magnolia Place construction loan. In August 2021, a Stratus wholly-owned subsidiary entered into a $14.8 million construction loan with Veritex Community Bank secured by the Magnolia Place project and scheduled to mature on August 12, 2024, with two options to extend the maturity for an additional 12 months, subject to conditions. In February 2024, this loan was repaid in full in connection with the sale of approximately 47 acres of undeveloped land.

West Killeen Market construction loan. In 2016, a Stratus wholly-owned subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to finance a portion of the construction of the West Killeen Market project. The loan is secured by the West Killeen Market project and is guaranteed by Stratus until Stratus’ West Killeen Market subsidiary is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter after completion of construction on the project, measured by reference to the trailing six-month period ending on the last day of such quarter. In June 2022, Stratus and Southside Bank amended the West Killeen Market construction loan. Pursuant to the agreement, the principal amount of the loan is fully advanced and funded at an amount of $6.0 million, the interest rate for the loan was changed to one-month Term SOFR plus 2.75 percent, subject to a 3.00 percent floor, and the maturity date of the loan was extended three years to July 31, 2025. Principal and interest payments based on a 30-year amortization are due monthly and the remaining balance is payable at maturity.

The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and a requirement that Stratus’ West Killeen Market maintains a debt service coverage ratio of at least 1.35 to 1.00 measured by reference to a trailing 12-month period for each quarter.

Amarra Villas credit facility. In March 2019, two Stratus wholly-owned subsidiaries entered into an amended and restated loan agreement with Comerica Bank relating to the construction of the Amarra Villas project. The amended and restated loan agreement provided for an increase in the revolving credit facility commitment to $15.0 million and an extension of the maturity date to March 19, 2022. In March 2022, the Stratus subsidiaries and Comerica Bank agreed to an extension of the maturity date to June 19, 2022, while they negotiated a modification of this facility. In June 2022, Stratus subsidiaries and Comerica Bank entered into a modification agreement pursuant to which the commitment amount of the Amarra Villas credit facility was increased to $18.0 million, the interest rate was changed to one-month BSBY Rate (with a floor of 0.00 percent) plus 3.00 percent, and the maturity date was extended to June 19, 2024.

The Amarra Villas credit facility contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. At December 31, 2023, Stratus had $2.3 million available under its $18.0 million Amarra Villas credit facility. Principal paydowns occur as homes are sold, and additional amounts are borrowed as additional homes are constructed. The loan is secured by the Amarra Villas project and guaranteed by Stratus. The Amarra Villas credit facility requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million and any dividend payments. In March 2023, Stratus made a $2.2 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes. In February 2024, Stratus made a $3.8 million principal payment on the credit facility upon the closing of a sale of another one of the Amarra Villas homes.

The Saint George construction loan. In July 2022, The Saint George Apartments, L.P. entered into a $56.8 million loan with Comerica Bank to provide financing for the construction of The Saint George multi-family project. The construction loan has a maturity date of July 19, 2026, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions, including the applicable debt service coverage ratios, and the payment of an extension fee for each extension. Advances under the construction loan bear interest at one-month BSBY Rate (with a floor of 0.00 percent) plus 2.35 percent.

Payments of interest only on the construction loan are due monthly through July 19, 2026, with the outstanding principal due at maturity. During any extension periods, the principal balance of the construction loan will be payable in monthly installments of principal and interest based on a 30-year amortization calculated at 6.50 percent with the outstanding principal due at maturity.

Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus. Stratus provided a full completion guaranty and 25.0 percent repayment guaranty, which will be eliminated once the project meets specified conditions including a debt service coverage ratio of at least 1.20 to 1.00 and confirmation that the loan-to-value ratio does not exceed 65.0 percent. Notwithstanding the foregoing, Stratus remains liable for customary carve-out obligations and environmental indemnity. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. The Saint George Apartments, L.P. is not permitted to make distributions to its partners, including Stratus, while the loan remains outstanding.

Holden Hills construction loan. In February 2023, the Holden Hills partnership entered into a loan agreement with Comerica Bank to finance the development of Phase I of the Holden Hills Project.

The loan agreement provides for a senior secured construction loan in the aggregate principal amount of the least of (i) $26.1 million, (ii) 23.0 percent of the total development costs for Phase I or (iii) the amount that would result in a maximum loan-to-value ratio of 28.0 percent. The loan has a maturity date of February 8, 2026. Advances under the loan bear interest at one-month BSBY Rate (with a floor of 0.50 percent), plus 3.00 percent. Payments of interest only on the loan are due monthly until the maturity date with the outstanding principal due at maturity. The Holden Hills partnership may prepay all or any portion of the loan without premium or penalty. Amounts repaid under the loan may not be reborrowed.

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

Stratus entered into a guaranty for the benefit of the lender pursuant to which Stratus guaranteed the payment of the loan and the completion of Phase I, including the Tecoma Improvements (which benefit both the Holden Hills Project and Section N). Stratus is also liable for customary carve-out obligations and an environmental indemnity. Stratus must maintain a net asset value, as defined in the agreement, of not less than $125.0 million, and a debt-to-gross-asset value of not more than 50.0 percent.

Financial Covenants and Compliance. Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements, contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change of management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. As of December 31, 2023, Stratus and its subsidiaries were in compliance with the financial covenants contained in the financing agreements discussed above.

Interest Payments. Interest paid on debt totaled $11.4 million in 2023 and $4.9 million in 2022.

Maturities. Maturities of debt based on the principal amounts and terms outstanding at December 31, 2023 total $95.0 million in 2024, $5.5 million in 2025, $54.9 million in 2026, $22.0 million in 2027, and none thereafter.

NOTE 7. INCOME TAXES
Stratus’ provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current	$1,659	$(981)
Deferred	(135)	1,370
Provision for income taxes	$1,524	$389

The components of deferred income taxes follow (in thousands):

	December 31,
	2023	2022
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$8,548	$4,707
Employee benefit accruals	923	1,005
Other assets	4,012	3,745
Net operating loss credit carryforwards	2	3
Other liabilities	(3,553)	(3,237)
Valuation allowance	(9,759)	(6,185)
Deferred tax assets, net	$173	$38

Stratus continues to maintain a valuation allowance on substantially all of its remaining net deferred tax assets. In evaluating the recoverability of the remaining deferred tax assets, management considered available positive and negative evidence, giving greater weight to the uncertainty regarding projected future financial results.

Upon a change in facts and circumstances, management may conclude that sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance in the future, which would favorably impact Stratus’ results of operations. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized. Stratus’ future results of operations may be favorably impacted by reversals of valuation allowances if Stratus is able to demonstrate sufficient positive evidence that its deferred tax assets will be realized.

Reconciliations of the U.S. federal statutory tax rate to Stratus’ effective income tax rate follow (dollars in thousands):

	Years Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Income tax benefit computed at the federal statutory income tax rate	$(3,144)	21%	$(1,405)	21%
Adjustments attributable to:
Increase (decrease) in valuation allowance	3,574	(24)	(255)	4
Noncontrolling interests	355	(2)	141	(2)
Executive compensation limitation	197	(1)	664	(10)
State taxes	(45)	—	177	(3)
Net, other	587	(4)	1,067	(16)
Provision for income taxes	$1,524	(10)%	$389	(6)%
Stratus paid federal income taxes and state margin taxes totaling $1.5 million in 2023 and $37.7 million in 2022. Stratus received a $40 thousand state margin tax refund in 2023. In connection with the CARES Act and the ability to carry back net operating losses, Stratus received a $5.1 million U.S. federal income tax refund in 2022. During 2023, Stratus incurred current state income taxes in addition to U.S. federal current income taxes primarily due to taxable income generated from cash received in the Holden Hills transaction discussed in Note 2.

Uncertain Tax Positions. Stratus has recorded unrecognized tax benefits related to federal examinations. A summary of the changes in unrecognized tax benefits follows (in thousands):

Year Ended December 31,
2022
Balance at January 1	$221
(Reductions) additions for tax positions related to prior years	(221)
Balance at December 31	$—

As of December 31, 2023, Stratus had no unrecognized tax benefits. During 2022, approximately $0.2 million of unrecognized tax benefits were recognized as a result of the completion of federal examinations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive income (loss). As of December 31, 2023, no such interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2020 and state margin tax examinations for the years prior to 2019.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. Among other provisions, the IR Act imposes a new one percent excise tax on the fair market value of net corporate stock repurchases made by covered corporations, effective for tax years beginning after December 31, 2022. The excise tax did not have a material effect on Stratus’ consolidated financial statements. Refer to Note 8 for discussion of Stratus’ share repurchase programs.

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION, EMPLOYEE BENEFITS AND DEVELOPMENT INCENTIVE PLANS
Equity
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

Dividends. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities as of December 31, 2023, included $0.6 million representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends will be paid to the holders of the RSUs, if and when they vest.

Share Repurchase Programs. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board approved a share repurchase program, which authorized repurchases of up to $10.0 million of Stratus’ common stock. The repurchase program authorized Stratus, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In October 2023, Stratus completed the share repurchase program. In total, Stratus acquired 389,378 shares of its common stock under the share repurchase program for a total cost of $10.0 million at an average price of $25.68 per share.

In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of December 31, 2023, Stratus had not purchased any shares under the new program.

Stock-based Compensation
Stock Award Plans. On May 12, 2022, the stockholders of Stratus approved the 2022 Stock Incentive Plan (the Plan). The Plan authorizes the issuance of up to 500,000 shares of common stock. Awards for no more than

250,000 shares may be granted to a participant in a single year, however, an annual limit of $300,000 applies to the sum of all cash, equity-based awards and other compensation granted to a non-employee director for services as a member of the board, and a maximum grant date value of equity-based awards granted during a single year may not exceed $200,000 of such annual limit. Upon approval of the Plan by stockholders, Stratus ceased making new awards under any prior plans. The Plan had 291,177 shares available for new grants as of December 31, 2023.

Stock-Based Compensation Costs. Compensation costs charged against earnings for RSUs, the only stock-based awards granted over the last several years, totaled $1.9 million for 2023 and $1.7 million for 2022. Stock-based compensation costs are capitalized when appropriate. Based on Stratus’ history, turnover among RSU recipients is rare. Therefore, Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

RSUs. RSUs granted under the plans provide for the issuance of common stock to non-employee directors and employees and consultants at no cost to the recipients. The RSUs are converted into shares of Stratus common stock ratably and generally vest in increments over a one to four year period following the grant date. For employees and consultants, the awards generally fully vest upon retirement, death and disability, and upon a qualifying termination of employment in connection with a change of control. For directors, the awards will fully vest upon a change of control and there will be a partial acceleration of vesting because of retirement, death and disability for RSUs granted prior to 2022 and full acceleration of vesting under these scenarios for RSUs granted beginning in 2022.

Among the RSUs granted during 2022 and 2023, in May 2022, in accordance with the terms of the PPIP, Stratus granted 173,726 stock-settled RSUs with an aggregate grant-date fair value of $7.4 million, based on Stratus’ stock price on the date of issuance, in connection with Lantana Place, which reached a valuation event under the PPIP in September 2021, and the sale of The Santal in December 2021 (see further discussion of the PPIP under “Development Incentive Plans” below).

A summary of outstanding unvested RSUs as of December 31, 2023, and activity during the year ended December 31, 2023, follow (dollars in thousands):

	Number of RSUs	Aggregate Intrinsic Value
Balance at January 1	282,269
Granted	24,816
Vested	(145,248)
Balance at December 31	161,837	$4,671

The total fair value of RSUs granted was $0.6 million for 2023 and $8.3 million for 2022. The total intrinsic value of RSUs vested was $3.0 million during 2023 and $2.0 million during 2022. As of December 31, 2023, Stratus had $1.6 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.1 years.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2023	2022
Stratus shares tendered to pay the minimum required taxes [a]	39,424	11,277
Amounts Stratus paid for employee taxes	$789	$452
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k)

plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.7 million in 2023 and $0.6 million in 2022.

Development Incentive Plans
Profit Participation Incentive Plan and Long-Term Incentive Plan. In 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. In February 2023, the Committee approved the LTIP, which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Under the PPIP and LTIP, 25 percent of the profit (as described below) for each approved project following a capital transaction (each as defined in the PPIP and LTIP) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonus payments to executive officers under the LTIP are subject to reduction or elimination if required NAV-based results established by the Committee have not be achieved, if average payouts under the annual incentive plan over a prescribed time-period are below target, or if payouts under the annual incentive plan for the same calendar year are greater. Bonuses under the PPIP and LTIP are payable in cash prior to March 15 of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the PPIP and LTIP are limited to no more than four times the executive officer’s base salary, and any amounts due under the PPIP and LTIP in excess of that amount will be converted to an equivalent number of stock-settled RSUs based on the 12-month trailing average price of Stratus common stock during the year of the capital transaction, with a one-year vesting period.

If a capital transaction has not occurred prior to the third anniversary of the date an approved project is substantially complete (a valuation event), the Committee will obtain a third-party appraisal of the approved project as of the valuation event. Based on the appraised value, the Committee will determine if any profit would have been generated after applying the hurdles and reductions, if applicable, described above, and if so, the amount of any bonus that would have been attributable to each participant. Any such amount will convert into an equivalent number of stock-settled RSUs based on the 12-month average trailing price of Stratus common stock during the year of the valuation event. The RSUs will be granted in the year following the valuation event and will vest in annual installments over a three-year period, provided that the participant satisfies the applicable service conditions. The fair value of the RSUs will be determined based on the price of Stratus’ common stock on the date of grant. If the grant date fair value exceeds the calculated bonus amount, the incremental portion will be amortized ratably over the three-year vesting period. If a participant leaves Stratus and forfeits their RSUs, Stratus will reverse the expense associated with that award.

In 2018, the Committee designated seven development projects as approved projects under the PPIP, and granted awards of participation interests in the profit pools of each approved project to participants. During 2019, the Committee designated Magnolia Place as an approved project under the PPIP and granted awards of participation interests to participants. During first-quarter 2022, the Committee designated The Saint June as an approved project under the PPIP, and the awards of participation interests were granted to participants in August 2022. In August 2023, the Compensation Committee designated The Saint George as an approved project under the LTIP and granted awards of participation interests to participants. As required for liability-based awards under Accounting Standards Codification 718, Stock-Based Compensation, at the date of grant, Stratus estimates the fair value of each award and adjusts the fair value in each subsequent reporting period. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus’ equity and preferred return including costs to complete for projects under development. The primary fair value assumptions used at December 31, 2023, were projected cash flows, estimated capitalization rates ranging from 4.25 percent to 6.50 percent, projected remaining service periods for each project ranging from 1.4 years to 2.8 years, and estimated transaction costs of approximately 1.25 percent to 7.83 percent.

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

In July 2023, Kingwood Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Kingwood Place was reduced to $1.6 million at December 31, 2023, and was settled in RSUs with a three-year vesting period awarded to eligible participants in the first quarter of 2024.

A summary of PPIP and LTIP costs follows (in thousands):

	Years Ended December 31,
	2023	2022
(Credited) charged to general and administrative expense	$(41)	$524
Capitalized to project development costs	201	2
Total PPIP and LTIP costs	$160	$526

The accrued liability for the PPIP and the LTIP totaled $3.1 million at December 31, 2023, and the accrued liability for the PPIP totaled $3.0 million at December 31, 2022 (included in other liabilities).

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts. Stratus had firm commitments totaling approximately $41 million at December 31, 2023 primarily related to construction of The Saint George, Holden Hills and Amarra Villas. We have construction loans, as well as remaining equity capital contributed to the Holden Hills partnership, to fund these projected cash outlays for the projects over the next 12 months except for anticipated operating loans to The Saint George Apartments, L.P., Stratus Block 150, L.P. and The Saint June, L.P. described below and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of December 31, 2023, the Holden Hills partnership had $8.0 million remaining to complete the Tecoma Improvements. Also, we anticipate making future operating loans to The Saint George Apartments, L.P., Stratus Block 150, L.P. and The Saint June, L.P. totaling up to $3.8 million over the next 12 months to enable the partnerships to pay debt service and project costs. The estimates of future operating loans are based on estimates of future costs of the partnerships and anticipated future operating loans from the Class B limited partners of approximately $2.5 million. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent and would be repaid before distributions may be made to the partners.

Letters of Credit. As of December 31, 2023, Stratus had letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N (refer to Note 6 for further discussion).

Rental Income. As of December 31, 2023, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases of developed retail space and ground leases, totaled $10.7 million in 2024, $10.8 million in 2025, $10.9 million in 2026, $10.7 million in 2027, $10.2 million in 2028 and $84.5 million thereafter, with the longest lease extending through 2039.

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

Leases. Stratus’ most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment under non-cancelable leases. Stratus entered into one lease during fourth-quarter 2022 that is classified as a finance lease, and the other leases are classified as operating leases. As of December 31, 2023, the remaining term of the finance lease is approximately four years with a weighted-average discount rate of 6.4 percent used to determine the lease liability.

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification on the Consolidated Balance Sheet	2023	2022
Assets
Operating right-of-use assets	Lease right-of-use assets	$11,174	$10,631
Finance right-of-use assets	Other assets	62	79

Liabilities
Operating lease liability	Lease liabilities	$15,866	$14,848
Finance lease liability	Other liabilities	65	80

Operating lease costs were $2.1 million in 2023 and $1.5 million in 2022. Stratus paid $1.6 million during 2023 and $757 thousand in 2022 for operating lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2023 and 2022, the weighted-average discount rate used to determine the lease liabilities was 6.2 percent and 6.0 percent, respectively. As of December 31, 2023, the weighted-average remaining lease term was approximately 84 years (90 years as of December 31, 2022).

The future minimum payments for operating leases recorded on the consolidated balance sheet at December 31, 2023 follow (in thousands):

Years ending December 31,
2024	$1,406
2025	1,374
2026	689
2027	706
2028	744
Thereafter	107,105
Total payments	112,024
Present value adjustment	(96,158)
Present value of net minimum lease payments	$15,866

Circle C Settlement. In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The city of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2023, Stratus had permanently used $12.4 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and Stratus defers recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.9 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2023. Available credit bank capacity was $1.8 million at December 31, 2023.

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

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $73 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of gain during 2022. A contract liability of $2.7 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2023, compared with $3.5 million at December 31, 2022. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

NOTE 10. BUSINESS SEGMENTS
As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ Hotel and Entertainment segments, along with some leasing operations, was sold in May 2022 and is presented as discontinued operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Section N, Holden Hills, Amarra multi-family and commercial land, Amarra Villas, Amarra Drive lots and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (land for a future phase of retail development and for future multi-family use and retail pad sites at Magnolia Place, all of which were sold in February 2024 except for approximately 11 acres planned for future multi-family use), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint June, West Killeen Market, Kingwood Place, the retail portions of Lantana Place and Magnolia Place, the completed retail portion of Jones Crossing and retail pad sites subject to ground leases at Lantana Place, Kingwood Place and Jones Crossing.

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

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Year Ended December 31,
	2023	2022
Real Estate Operations:
Developed property sales	$2,493	$5,982
Undeveloped property sales	—	18,620
Commissions and other	58	142
	2,551	24,744
Leasing Operations:
Rental revenue	14,719	12,754
	14,719	12,754

Total revenues from contracts with customers	$17,270	$37,498

Financial Information by Business Segment. Summarized financial information by segment for the year ended December 31, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$2,551	$14,719	$—	$17,270
Cost of sales, excluding depreciation and amortization	(9,615)	(5,177)	—	(14,792)
Depreciation and amortization	(154)	(4,132)	29	(4,257)
General and administrative expenses	—	—	(15,167)	(15,167)
Operating (loss) income	$(7,218)	$5,410	$(15,138)	$(16,946)
Capital expenditures and purchases and development of real estate properties	$44,451	$45,962	$—	$90,413
Total assets at December 31, 2023 [c]	324,659	162,322	30,785	517,766
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.Corporate, eliminations and other includes cash and cash equivalents and restricted cash of $29.9 million. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

Summarized financial information by segment for the year ended December 31, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$24,744	$12,754	$—	$37,498
Intersegment	6	—	(6)	—
Cost of sales, excluding depreciation	(23,766)	(4,439)	5	(28,200)
Depreciation and amortization	(100)	(3,506)	20	(3,586)
General and administrative expenses	—	—	(17,567)	(17,567)
Impairment of real estate [c]	(720)	—	—	(720)
Gain on sales of assets [d]	—	4,812	—	4,812
Operating income (loss)	$164	$9,621	$(17,548)	$(7,763)
Capital expenditures and purchases and development of real estate properties	$24,454	$54,600	$213	$79,267
Total assets at December 31, 2022 [e]	288,270	109,964	46,906	445,140
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes $650 thousand for one of the Amarra Villas homes that was sold for $2.5 million in March 2023 and $70 thousand for the multi-family tract of land at Kingwood Place sold for $5.5 million in October 2022.
d.Represents a pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with the sale of The Oaks at Lakeway in 2017. Refer to Note 9.
e.Corporate, eliminations and other includes $43.4 million of cash and cash equivalents and restricted cash, primarily received from the May 2022 sale of Block 21. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

NOTE 11. SUBSEQUENT EVENTS
Stratus evaluated events after December 31, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2024 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item (including fees billed to us by CohnReznick LLP - PCAOB ID No. 596 and BKM Sowan Horan, LLP - PCAOB ID No. 5127) will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1).    Financial Statements.

The consolidated statements of comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).     Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.	X

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate.		8-A/A	000-19989	8/26/2010

10.1	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.2	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.3	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.4	Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.5	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.6	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.7	Third Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.8	Fourth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of November 8, 2022.		10-K	001-37716	3/31/2023

10.9	Fifth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of March 10, 2023.		10-K	001-37716	3/31/2023

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.10	Sixth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 31, 2023.		10-Q	001-37716	8/14/2023

10.11	Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, dated June 17, 2021.		8-K	001-37716	6/23/2021

10.12	Promissory Note by and between College Station 1892 Properties, L.L.C. and Regions Bank dated June 17, 2021.		8-K	001-37716	6/23/2021

10.13	First Amendment of Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, effective as of August 1, 2023.		10-Q	001-37716	11/14/2023

10.14
Guaranty of Recourse Obligations by Stratus Properties Inc. for the benefit of Regions Bank dated June 17, 2021 with respect to the Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, dated June 17, 2021.
			10-K	001-37716	3/31/2022

10.15	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.16	Promissory Note by and between Lantana Place, L.L.C, and Southside Bank dated April 28, 2017.		10-K	001-37716	3/31/2022

10.17	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.18	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective as of June 19, 2020.		10-Q	001-37716	6/25/2020

10.19	Second Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 4, 2021.		10-K	001-37716	3/15/2021

10.20	Loan Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 13, 2022.		10-K	001-37716	3/31/2022

10.21	Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of August 26, 2022.		10-Q	001-37716	11/14/2022

10.22	Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of December 14, 2023.	X

10.23	Guaranty Agreement by Stratus Properties Inc. in favor of Southside Bank dated April 28, 2017 with respect to the Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		10-K	001-37716	3/31/2022

10.24	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

10.25	Amended and Restated Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank, effective as of December 6, 2023.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.26	Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

10.27	Second Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of December 6, 2022.		10-K	001-37716	3/31/2023

10.28	Third Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of December 6, 2023.	X

10.29	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated December 6, 2018.		10-K	001-37716	3/31/2022

10.30	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

10.31	Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated June 2, 2021.		8-K	001-37716	6/8/2021

10.32
Guaranty Agreement by Stratus Properties Inc. for the benefit of Texas Capital Bank, National Association dated June 2, 2021 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.
			10-K	001-37716	3/31/2022

10.33	Interest Rate Index Replacement Agreement dated January 3, 2023 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		10-K	001-37716	3/31/2023

10.34	Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.35	Amended and Restated Installment Note by and between The Saint George Apartments, L.P. and Comerica Bank dated July 19, 2022.		8-K	001-37716	7/21/2022

10.36	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated July 19, 2022 with respect to the Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.37	Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.38	Installment Note by and between Holden Hills, L.P. and Comerica Bank dated February 8, 2023.		8-K	001-37716	2/14/2023

10.39	Guaranty by Stratus Properties Inc. for the benefit of Comerica Bank dated February 8, 2023 with respect to the Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.40	Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.41	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/18/2019

10.42	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/15/2021

10.43†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.44†	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.		10-Q	001-37716	5/16/2022

10.45†	Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.		10-K	001-37716	3/31/2023

10.46†	Development Agreement effective as of January 31, 2023, between Stratus Properties Operating Co., L.P. and Holden Hills, L.P.		10-K	001-37716	3/31/2023

10.47*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.48*	Stratus Properties Inc. 2022 Stock Incentive Plan.		8-K	001-37716	5/13/2022

10.49*	Stratus Properties Inc. Director Compensation.	X

10.50*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.51*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.52*	Consulting Agreement between Stratus Properties Inc. and James C. Leslie, dated November 4, 2022.		10-K	001-37716	3/31/2023

10.53	Stock Repurchase Agreement between Stratus Properties Inc. and James C. Leslie, dated November 1, 2022.		10-K	001-37716	3/31/2023

10.54*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

10.55*	Stratus Properties Inc. Long-Term Incentive Plan and Form of Award Notice.		10-Q	001-37716	5/15/2023

10.56*	Stratus Properties Inc. Executive Annual Incentive Plan (effective January 2023).		10-Q	001-37716	5/15/2023

10.57*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan for Non-Employee Director Grants (adopted May 2019).		10-Q	000-19989	5/10/2019

10.58*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2022 Stock Incentive Plan for Non-Employee Director Grants (adopted July 2022).		10-K	001-37716	3/31/2023

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.59*	Form of Notice of Grant of Restricted Stock Units (adopted 2021).		10-Q	001-37716	8/16/2021

10.60*	Form of Notice of Grant of Restricted Stock Units for Awards under the Profit Participation Incentive Plan (adopted 2021).		10-Q	001-37716	8/16/2021

10.61*	Form of Restricted Stock Unit Agreement for Awards under the Executive Annual Incentive Plan (adopted 2024).	X

10.62*	Form of Restricted Stock Unit Agreement for Awards under the Profit Participation Incentive Plan and Long-Term Incentive Plan (adopted 2024).	X

10.63*	Form of Restricted Stock Unit Agreement (adopted 2024).	X

16.1	Letter to the Securities and Exchange Commission from BKM Sowan Horan, LLP.		8-K	001-37716	11/14/2022

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP.		8-K	001-37716	11/14/2022

21.1	List of subsidiaries.	X

23.1	Consent of CohnReznick LLP.	X

24.1	Power of Attorney (included on signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

97.1	Stratus Properties Inc. Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023.	X

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.
† Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2024.

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

Name	Capacity	Date

/s/ William H. Armstrong III	Chairman of the Board, President	March 28, 2024
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President	March 28, 2024
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Laurie L. Dotter	Director	March 28, 2024
Laurie L. Dotter

/s/ Kate B. Henriksen	Director	March 28, 2024
Kate B. Henriksen

/s/ James E. Joseph	Director	March 28, 2024
James E. Joseph

/s/ Michael D. Madden	Director	March 28, 2024
Michael D. Madden

/s/ Charles W. Porter	Director	March 28, 2024
Charles W. Porter

/s/ Neville L. Rhone Jr.	Director	March 28, 2024
Neville L. Rhone Jr.
S-1