Form 10-Q
period 2024-03-31
STRATUS PROPERTIES INC
filed 2024-05-14
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 10, 2024, there were 8,076,830 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$20,741	$31,397
Restricted cash	787	1,035
Real estate held for sale	7,342	7,382
Real estate under development	273,417	260,642
Land available for development	39,735	47,451
Real estate held for investment, net	143,079	144,112
Lease right-of-use assets	10,932	11,174
Deferred tax assets	173	173
Other assets	13,311	14,400
Total assets	$509,517	$517,766

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,869	$15,629
Accrued liabilities, including taxes	3,669	6,660
Debt	168,174	175,168
Lease liabilities	15,792	15,866
Deferred gain	2,488	2,721
Other liabilities	4,681	7,117
Total liabilities	209,673	223,161

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	97	96
Capital in excess of par value of common stock	199,674	197,735
Retained earnings	31,197	26,645
Common stock held in treasury	(33,395)	(32,997)
Total stockholders’ equity	197,573	191,479
Noncontrolling interests in subsidiaries	102,271	103,126
Total equity	299,844	294,605
Total liabilities and equity	$509,517	$517,766

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Real estate operations	$22,123	$2,493
Leasing operations	4,384	3,309
Total revenues	26,507	5,802
Cost of sales:
Real estate operations	15,278	4,487
Leasing operations	1,678	1,261
Depreciation and amortization	1,401	928
Total cost of sales	18,357	6,676
General and administrative expenses	4,465	4,719
Total	22,822	11,395
Operating income (loss)	3,685	(5,593)
Loss on extinguishment of debt	(59)	—
Other income, net	173	485
Income (loss) before income taxes and equity in unconsolidated affiliates' loss	3,799	(5,108)
Provision for income taxes	(102)	(1,162)
Equity in unconsolidated affiliates' loss	—	(3)
Net income (loss) and total comprehensive income (loss)	3,697	(6,273)
Total comprehensive loss attributable to noncontrolling interests	855	472
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$4,552	$(5,801)

Basic net income (loss) per share attributable to common stockholders	$0.57	$(0.73)

Diluted net income (loss) per share attributable to common stockholders	$0.56	$(0.73)

Weighted-average shares of common stock outstanding:
Basic	8,026	7,986
Diluted	8,151	7,986

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flow from operating activities:
Net income (loss)	$3,697	$(6,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,401	928
Cost of real estate sold	13,191	2,010
Loss on extinguishment of debt	59	—
Stock-based compensation	442	529
Debt issuance cost amortization	238	184
Equity in unconsolidated affiliate’s loss	—	3
Purchases and development of real estate properties	(8,957)	(9,027)
Decrease (increase) in other assets	948	(2,945)
Decrease in accounts payable, accrued liabilities and other	(4,472)	(3,813)
Net cash provided by (used in) operating activities	6,547	(18,404)

Cash flow from investing activities:
Capital expenditures	(8,141)	(10,006)
Payments on master lease obligations	(251)	(248)
Other	—	22
Net cash used in investing activities	(8,392)	(10,232)

Cash flow from financing activities:
Borrowings from project loans	9,330	11,618
Payments on project and term loans	(17,586)	(6,551)
Payment of dividends	(356)	(184)
Finance lease principal payments	(4)	(4)
Stock-based awards net payments	(376)	(216)
Noncontrolling interest contributions	—	40,000
Purchases of treasury stock	—	(894)
Financing costs	(67)	(1,058)
Net cash (used in) provided by financing activities	(9,059)	42,711
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,904)	14,075
Cash, cash equivalents and restricted cash at beginning of year	32,432	45,709
Cash, cash equivalents and restricted cash at end of period	$21,528	$59,784
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Vested stock-based awards	78	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	442	—	—	—	442	—	442
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Excise tax on 2023 common stock repurchases	—	—	—	—	—	(22)	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	4,552	—	—	4,552	(855)	3,697
Balance at March 31, 2024	9,664	$97	$199,674	$31,197	1,599	$(33,395)	$197,573	$102,271	$299,844

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
Vested stock-based awards	40	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	529	—	—	—	529	—	529
Tender of shares for stock-based awards	—	—	—	—	11	(216)	(216)	—	(216)
Common stock repurchases	—	—	—	—	44	(894)	(894)	—	(894)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(5,801)	—	—	(5,801)	(472)	(6,273)
Balance at March 31, 2023	9,479	$94	$196,308	$35,651	1,503	$(31,181)	$200,872	$104,353	$305,225

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2023 (Stratus 2023 Form 10-K) filed with the U.S. Securities and Exchange Commission on March 28, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Related Party Transactions. In April 2022, Stratus hired the son of Stratus' President and Chief Executive Officer as an employee at an annual salary of $100 thousand. He is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the Profit Participation Incentive Plan (PPIP) and the Long-Term Incentive Plan (LTIP). In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. In first-quarter 2024, he received $22 thousand as an annual incentive award for 2023, and his annual salary was increased to $124 thousand. As of March 31, 2024, the employee had two outstanding awards under the PPIP. The liability associated with these awards at March 31, 2024 was nominal in amount relative to the consolidated financial statements. Refer to Note 7 for discussion of the PPIP and LTIP. For additional information regarding Stratus' related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1 and 2 in the Stratus 2023 Form 10-K.
2.    EARNINGS PER SHARE
Stratus’ basic net income (loss) per share of common stock was calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Net income (loss) and total comprehensive income (loss)	3,697	(6,273)
Total comprehensive loss attributable to noncontrolling interests	855	472
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$4,552	$(5,801)

Basic weighted-average shares of common stock outstanding	8,026	7,986
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	125	—
Diluted weighted-average shares of common stock outstanding	8,151	7,986

Basic net income (loss) per share attributable to common stockholders	$0.57	$(0.73)

Diluted net income (loss) per share attributable to common stockholders	$0.56	$(0.73)
a.For the first three months of March 31, 2024, excludes 21 thousand shares of common stock associated with RSUs that were anti-dilutive. For the first three months of March 31, 2023, excludes 295 thousand shares of common stock associated with RSUs that were anti-dilutive as a result of the net loss.

3.    LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships: The Saint George Apartments, L.P. (10.0 percent indirect equity interest), Stratus Block 150, L.P. (31.0 percent indirect equity interest), The Saint June, L.P. (34.13 percent indirect equity interest), Holden Hills, L.P. (50.0 percent indirect equity interest) and Stratus Kingwood Place, L.P. (60.0 percent indirect equity interest). For additional information regarding Stratus' partnerships, refer to Note 2 in the Stratus 2023 Form 10-K.

Operating Loans to Partnerships. In April 2023, Stratus made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In August 2023 and February 2024, Stratus made additional operating loans of $800 thousand and $2.4 million, respectively, to Stratus Block 150, L.P. The loans are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. Until February 2024, the interest rate on the loans was the one-month Bloomberg Short Term Bank Yield Index (BSBY) Rate plus 5.00 percent. In February 2024, the interest rate on the loans was changed to the one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent.

In June 2023, Stratus made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. In October 2023 and January 2024, Stratus made additional operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P., and the Class B Limited Partner made operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P. In April 2024, Stratus made an additional operating loan of $85 thousand to The Saint June, L.P., and the Class B Limited Partner made an additional operating loan of $165 thousand to The Saint June, L.P. The loans bear interest at the one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

Potential Returns. The following table presents the distribution percentages for the limited partnerships in which Stratus’ potential returns may increase above its relative equity interest if certain hurdles are achieved.

	Distribution Percentages
	The Saint George Apartments, L.P.		The Saint June, L.P.		Holden Hills, L.P.		Stratus Kingwood Place, L.P.
	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partners
Until all partners have received a return of their capital contributions and a 9.00 percent cumulative return;	10.00%	90.00%	34.13%	65.87%	50.00%	50.00%	60.00%	40.00%
Until all partners have received an 11.00 percent cumulative return;	—	—	—	—	—	—	68.00	32.00
Until the Class B limited partner has received a 12.00 percent cumulative return;	20.00	80.00	44.13	55.87	55.00	45.00	—	—
Until the Class B limited partner has received an 18.00 percent cumulative return;	30.00	70.00	—	—	—	—	—	—
Thereafter	50.00	50.00	54.13	45.87	65.00	35.00	76.00	24.00

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood Place, L.P. and Holden Hills, L.P. are variable interest entities (VIEs) and that Stratus is the primary beneficiary of each VIE. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	March 31, 2024	December 31, 2023
Assets: [a]
Cash and cash equivalents	$2,835	$5,531
Restricted cash	427	193
Real estate under development	151,824	140,347
Land available for development	1,912	1,911
Real estate held for investment	83,316	87,005
Lease right-of-use assets	353	420
Other assets	3,050	3,122
Total assets	243,717	238,529
Liabilities: [b]
Accounts payable	11,251	12,751
Accrued liabilities, including taxes	1,485	1,793
Debt	107,812	100,205
Lease liabilities	355	421
Other liabilities	409	391
Total liabilities	121,312	115,561
Net assets	$122,405	$122,968
a.Substantially all of the assets are available to settle only obligations of the partnerships.
b.The Kingwood Place construction loan has a 25.0 percent repayment guaranty and The Saint George construction loan has a completion guaranty and a 25.0 percent repayment guaranty. The guaranty of The Saint June construction loan converted to a 50.0 percent repayment guaranty upon completion of the project in fourth-quarter 2023. All of the rest of the debt is subject to a full repayment guaranty. Certain of the guaranties terminate if the project meets specified financial and other conditions. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus. See Note 6 of the Stratus 2023 Form 10-K for additional information.

4.    ASSET SALES
The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to Pad Site Master Leases entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2023 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” A related contract liability is presented as a deferred gain in the consolidated balance sheets in the amount of $2.5 million at March 31, 2024 and $2.7 million at December 31, 2023. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.
Amarra Villas. In first-quarter 2024, Stratus sold two of the Amarra Villas homes for a total of $7.6 million. In first-quarter 2023, Stratus sold one of the Amarra Villas homes for $2.5 million.
Magnolia Place. In first-quarter 2024, Stratus completed the sale of approximately 47 acres of undeveloped land planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million, was repaid.

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

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	March 31, 2024	December 31, 2023
Comerica Bank revolving credit facility	$—	$—
Jones Crossing loan	22,351	22,340
The Annie B land loan	12,532	13,983
Construction loans:
The Saint George	31,553	24,657
The Saint June	28,594	27,668
Kingwood Place	28,150	28,160
Lantana Place	22,887	22,961
Amarra Villas revolving credit facility	9,888	15,682
Holden Hills	6,983	5,736
West Killeen Market	5,236	5,250
Magnolia Place	—	8,731
Total debt [a]	$168,174	$175,168
a.Includes net reductions for unamortized debt issuance costs of $1.9 million at March 31, 2024, and $2.2 million at December 31, 2023.

Comerica Bank revolving credit facility. As of March 31, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.9 million, resulting in availability of $39.6 million, net of letters of credit. Letters of credit, totaling $13.3 million, have been issued under the revolving credit facility, $11.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N and $2.3 million of which secure Stratus’ obligation to construct and pay for certain utility infrastructure in Lakeway, Texas.

Jones Crossing loan. The Jones Crossing loan requires the Jones Crossing project to meet a debt service coverage ratio (DSCR) test of 1.15 to 1.00 measured quarterly, and starting June 30, 2023, on a rolling 12 month basis. If the DSCR falls below 1.15 to 1.00, a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary. The DSCR fell below 1.15 to 1.00 in each of fourth-quarter 2022 and first-quarter 2023, and the Jones Crossing subsidiary made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to bring the DSCR back above the threshold and a Cash Sweep Period did not occur. As permitted under the Jones Crossing loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel (the Multi-Family Phase) from the primary ground lease, and the Multi-Family Phase was released from the loan collateral. In October 2023, the Jones Crossing loan was modified effective August 1, 2023 to remove the Multi-Family Phase from certain defined terms and to revise the DSCR calculation to exclude the Multi-Family Phase from expenses on a retroactive basis beginning in second-quarter 2023. Accordingly, the DSCR met the threshold in second-quarter and third-quarter 2023. In fourth-quarter 2023, the DSCR was slightly below the threshold, and a $13 thousand principal payment was made in first-quarter 2024 to bring the DSCR back above the threshold and a Cash Sweep Period did not occur.

The Annie B land loan. In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to the Term SOFR Rate plus 3.00 percent. Under the Annie B land loan, the Term SOFR Rate is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, Stratus made a $1.4 million principal payment on the loan and is required to make another principal payment of $630 thousand in February 2025.

Amarra Villas revolving credit facility. In first-quarter 2024, Stratus made principal payments totaling $7.2 million on the credit facility upon the closing of the sales of two of the Amarra Villas homes. In first-quarter 2023, Stratus made a $2.2 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes.

Magnolia Place construction loan. In February 2024, this loan was repaid in full in connection with the sale of approximately 47 acres of undeveloped land.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2023 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.0 million in first-quarter 2024 and $2.4 million in first-quarter 2023. All of Stratus’ interest costs during first-quarter 2024 and first-quarter 2023 were capitalized. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for both periods presented.

Equity
The Comerica Bank revolving credit facility, Amarra Villas revolving credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, with written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities included $0.3 million as of March 31, 2024, and $0.6 million as of December 31, 2023, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

Share Repurchase Programs. In 2022, with written consent from Comerica Bank, Stratus’ Board approved a share repurchase program, which authorized repurchases of up to $10.0 million of Stratus’ common stock. The repurchase program authorized Stratus, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In October 2023, Stratus completed the share repurchase program. In total, Stratus acquired 389,378 shares of its common stock under the share repurchase program for a total cost of $10.0 million at an average price of $25.68 per share. As required by the Inflation Reduction Act of 2022 (IR Act), Stratus recorded $22 thousand in excise tax in first-quarter 2024 for the 2023 share repurchases. The excise tax liability is included in accrued liabilities in the consolidated balance sheet.

In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of March 31, 2024, Stratus had not purchased any shares under the new program.

7.    PROFIT PARTICIPATION INCENTIVE PLAN AND LONG-TERM INCENTIVE PLAN
In July 2018, the Compensation Committee (the Committee) adopted the PPIP. In February 2023, the Committee approved the LTIP, which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Notes 1 and 8 of the Stratus 2023 Form 10-K for further discussion.

In July 2023, Kingwood Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Kingwood Place was reduced to $1.6 million at December 31, 2023, and was settled in RSUs with a three-year vesting period awarded to eligible participants in first-quarter 2024.

Under the terms of the PPIP and LTIP, the number of RSUs granted in connection with settlement of approved projects is determined by reference to the 12-month trailing average stock price for the year the project reaches a payment event, whereas the grant date fair value of the RSUs for accounting purposes is based on the grant date closing price.

A summary of PPIP and LTIP costs follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Charged to general and administrative expense	$83	$148
Capitalized to project development costs	111	110
Total PPIP and LTIP costs	$194	$258

At March 31, 2024, the PPIP included Amarra Villas, Jones Crossing, Magnolia Place Phase I and The Saint June, and the LTIP included The Saint George. The accrued liability for the PPIP and LTIP totaled $1.8 million at March 31, 2024, and $3.1 million at December 31, 2023 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2023 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both March 31, 2024 and December 31, 2023. Stratus has recorded a deferred tax asset totaling $173 thousand at both March 31, 2024 and December 31, 2023 related to state income taxes.

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

The difference between Stratus’ consolidated effective income tax rate of 3 percent for the first three months of 2024 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of March 31, 2024, and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of (23) percent for the first three months of 2023 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against certain U.S. Federal deferred tax assets as of March 31, 2023, and the executive compensation limitation.

On August 16, 2022, the IR Act was enacted in the United States. Among other provisions, the IR Act imposes a new one percent excise tax on the fair market value of net corporate stock repurchases made by covered corporations, effective for tax years beginning after December 31, 2022. Stratus recorded $22 thousand in such excise taxes in first-quarter 2024 for share repurchases in 2023. Refer to Note 6 for discussion of Stratus’ share repurchase programs.

9.    BUSINESS SEGMENTS
Stratus has two operating segments: Real Estate Operations and Leasing Operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Section N, Holden Hills, Amarra multi-family and commercial land, Amarra Villas, Amarra Drive lots and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (potential development of approximately 11 acres planned for future multi-family use), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Real Estate Operations:
Developed property sales	$7,623	$2,493
Undeveloped property sales	14,500	—
	22,123	2,493
Leasing Operations:
Rental revenue	4,384	3,309
	4,384	3,309

Total revenues from contracts with customers	$26,507	$5,802

Financial Information by Business Segment. Summarized financial information by segment for the three months ended March 31, 2024, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$22,123	$4,384	$—	$26,507
Cost of sales, excluding depreciation	(15,278)	(1,678)	—	(16,956)
Depreciation and amortization	(44)	(1,373)	16	(1,401)
General and administrative expenses	—	—	(4,465)	(4,465)
Operating income (loss)	$6,801	$1,333	$(4,449)	$3,685
Capital expenditures and purchases and development of real estate properties	$8,957	$8,141	$—	$17,098
Total assets at March 31, 2024 [c]	329,062	160,759	19,696	509,517
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes cash, cash equivalents and restricted cash of $19.4 million.

Summarized financial information by segment for the three months ended March 31, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$2,493	$3,309	$—	$5,802
Cost of sales, excluding depreciation and amortization	(4,487)	(1,261)	—	(5,748)
Depreciation and amortization	(27)	(906)	5	(928)
General and administrative expenses	—	—	(4,719)	(4,719)
Operating (loss) income	$(2,021)	$1,142	$(4,714)	$(5,593)
Capital expenditures and purchases and development of real estate properties	$9,027	$10,006	$—	$19,033
Total assets at March 31, 2023 [c]	307,571	109,748	62,400	479,719
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes cash, cash equivalents and restricted cash of $57.0 million.

10.    SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2024, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and “Stratus” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. We generate revenues and cash flows from the sale of our developed and undeveloped properties, the lease of our retail, mixed-use and multi-family properties and development and asset management fees received from our properties. Refer to Note 9 for discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. We endeavor to sell properties at times when we believe market conditions are favorable to us. We are focused on the development of pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. Our successful development program of securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties, in order to benefit from, when available, an increase in the value of the property or from lower interest rates, or for other reasons.

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

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have provided and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in

2021 and Block 21 in 2022, the cash distribution from the Holden Hills partnership in 2023 and our property sales in first-quarter 2024. Further, we believe our investment strategy, current liquidity and portfolio of projects provide us with many opportunities to increase value for our stockholders.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills joint venture and our share (related to Section N) of the cost of the Tecoma Improvements. However, during 2023 and first-quarter 2024, we made operating loans totaling $3.3 million and $2.7 million, respectively, to the limited partnerships for The Annie B and for The Saint June. In April 2024, we made an additional operating loan of $85 thousand to the limited partnership of The Saint June and the Class B limited partner made an additional operating loan of $165 thousand to the limited partnership of The Saint June. We anticipate making future operating loans to the limited partnerships for The Annie B and The Saint George totaling up to $3.6 million over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnerships and anticipated future operating loans from the Class B limited partner of approximately $2.5 million. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

Largely as a result of our property sales in 2021 and 2022, the cash distribution from the Holden Hills partnership in 2023, our property sales in first-quarter 2024 and focused liquidity management on our part, as of March 31, 2024, consolidated cash totaled $20.7 million and we had $39.6 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023, among other things, we completed construction and began lease-up of The Saint June multi-family project, continued construction of The Saint George multi-family project, advanced road and utility infrastructure construction on the Holden Hills project, managed our completed retail projects and advanced entitlements on other projects.

Although 2023 was challenging, we see reasons for optimism regarding improving real estate market conditions in our markets as the year 2024 progresses. At March 31, 2024, our retail portfolio consisted of five stabilized projects, namely Jones Crossing, Kingwood Place, Lantana Place – Retail, Magnolia Place – Retail and West Killeen Market. In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million, which we expect to close in second-quarter 2024. After repaying the project loan, we expect the sale to generate approximately $7.2 million of pre-tax net cash proceeds. We have engaged brokers to explore the sale of Lantana Place – Retail, Magnolia Place – Retail and Kingwood Place. In connection with such sales, we anticipate returning capital to stockholders, subject to obtaining required consents from Comerica Bank. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

OVERVIEW OF FINANCIAL RESULTS

Sources of revenue and income. Our Real Estate Operations segment encompass our activities associated with our entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the properties we develop, depending on market conditions. Multi-family and retail rental properties that we develop are reclassified to our Leasing Operations segment when construction is completed and they are ready for occupancy. Revenue in our Real Estate Operations segment may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

Revenue in our Leasing Operations segment is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. We may also generate income from the sale of our leased properties, depending on market conditions.

Summary financial results for first-quarter 2024. Our revenues totaled $26.5 million in first-quarter 2024 compared with $5.8 million in first-quarter 2023. The $19.6 million increase in revenues from our Real Estate Operations segment in first-quarter 2024, compared to first-quarter 2023, is primarily a result of the sales of approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million and two Amarra Villas homes for a total of $7.6 million, compared with the sale of one Amarra Villas home in first-quarter 2023 for $2.5 million. In addition, revenues from our Leasing Operations segment increased by $1.1 million, primarily reflecting new revenue from The Saint June, which had no rental revenue in first-quarter 2023, as well as increased revenue from Lantana Place – Retail and Kingwood Place, primarily due to new leases. Refer to “Results of Operations” below for further discussion of the results of operations of our segments.

Our net income attributable to common stockholders totaled $4.6 million, or $0.56 per diluted share in first-quarter 2024, compared to net loss attributable to common stockholders of $5.8 million, or $0.73 per diluted share, in first-quarter 2023, with the increase due primarily to the increase in revenues.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2023 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2023, we completed and sold one home for $2.5 million. In first-quarter 2024, we completed construction on two of the homes, and we sold two of the homes for a total of $7.6 million, leaving two completed homes in inventory as of March 31, 2024. Construction on the last six homes continues to progress and is expected to be completed in second-quarter 2024. As of May 10, 2024, one home was under contract to sell for $3.6 million and seven homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. As of May 10, 2024, we had signed leases for approximately 90 percent of the units.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres. The community has been designed to feature unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for this project in January 2023, and in February 2023 obtained construction financing for Phase I of the project and commenced infrastructure construction. Construction is progressing well for Holden Hills’ road and utility infrastructure. We are currently continuing development of Phase I of our Holden Hills project according to our previously disclosed plans and anticipate that we could start building homes and/or selling home sites in late 2025, assuming regulators timely fulfill their permit processing obligations. As a result of the ETJ (as defined below) process described below, our development plans for Holden Hills are under review. For additional discussion, refer to Items 1. and 2. “Business and Properties” in our 2023 Form 10-K.

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

ETJ Process. Texas Senate Bill 2038 (the ETJ Law) became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills and Section N from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather the Holden Hills and Section N projects under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. In light of the ETJ Law, we have begun work on assessing potential revisions to our development plans for Holden Hills and Section N. For additional discussion, refer to Item 1A. “Risk Factors” in our 2023 Form 10-K.

The Saint George
In fourth-quarter 2021, we purchased the land for The Saint George, a 316-unit luxury wrap-style, multi-family project in north-central Austin. We entered into a construction loan for this project and began construction in third-quarter 2022. We currently expect to achieve substantial completion by third-quarter 2024.

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, during 2023 we secured the right to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Our goal is to commence construction on the multi-family project or to sell the site, as soon as infrastructure construction is complete and market conditions warrant. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

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

Magnolia Place
In February 2024, we completed the sale of approximately 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million was repaid. Following the sale, we have retained our existing two retail buildings totaling 18,582 square feet, potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of potential future reimbursement from the municipal utility district (MUD).

Other Residential
We have advanced development plans for The Saint Julia, an approximately 300-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. Our goal is to commence construction or sell the site, as soon as financing and/or market conditions warrant.

We continue to evaluate options for the 21-acre multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Recent Commercial Activities

The discussion below focuses on our recent significant commercial activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2023 Form 10-K.

Section N
As described above under the heading “Recent Residential Activities,” our Section N project has been envisioned to include a significant commercial component. Due to the ETJ process, our development plans for Section N are under review.

Stabilized Retail Projects
As of March 31, 2024, we also owned and operated the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of March 31, 2024, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space.
•Jones Crossing is our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of March 31, 2024, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease. The Jones Crossing site has additional commercial development potential of approximately 104,750 square feet of commercial space.
•Lantana Place – Retail is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of March 31, 2024, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store. As of March 31, 2024, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.
•Magnolia Place – Retail is our H-E-B shadow-anchored, mixed-use development project in Magnolia, Texas. We have constructed 18,582 square feet of retail space at Magnolia Place. As of March 31, 2024, we had signed leases for all the retail space in the first phase of development, and all tenants were open for business. As discussed above, in February 2024, we sold the land planned for a second phase of retail development and all remaining pad sites.
In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million, which we expect to close in second-quarter 2024. After repaying the project loan, we expect the sale to generate approximately $7.2 million of pre-tax net cash proceeds. We have engaged brokers to explore the sale of Lantana Place – Retail, Magnolia Place – Retail and Kingwood Place.

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

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Also, as discussed elsewhere in this report, higher costs have required us to make operating loans to some of our joint ventures, and we expect to make additional operating loans during the next 12 months. Refer to Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K for more information regarding our risk factors.

Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly due to growth in the technology-related sector in the region and, during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration. Although prices and demand for residential real estate in the Austin area generally moderated and in some submarkets declined during 2023, we believe the residential market in Austin remains attractive compared to other U.S. urban markets. The U.S. Federal Reserve has signaled that it may lower rates in 2024, although there is no certainty with respect to the timing and pace of potential decreases or if such decreases will occur. We continue to see reasons for optimism regarding improving real estate market conditions in our Texas markets as the year 2024 progresses.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein and in our 2023 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of our operating segments. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein.

The following table summarizes our operating results (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating income (loss):
Real Estate Operations [a]	$6,801	$(2,021)
Leasing Operations	1,333	1,142
Corporate, eliminations and other [b]	(4,449)	(4,714)
Operating income (loss)	$3,685	$(5,593)
Net income (loss) attributable to common stockholders	$4,552	$(5,801)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

We have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Developed property sales	$7,623	$2,493
Undeveloped property sales	14,500	—
Total revenues	22,123	2,493
Cost of sales, excluding depreciation and amortization	(15,278)	(4,487)
Depreciation and amortization	(44)	(27)
Operating income (loss)	$6,801	$(2,021)

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2024			2023
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	2	$7,623	$3,130	1	$2,493	$2,172
Total Residential	2	$7,623		1	$2,493
The increase in revenues from developed property sales for first-quarter 2024, compared to first-quarter 2023, reflects the sale of two Amarra Villas homes in first-quarter 2024 compared to the sale of one Amarra Villas home in first-quarter 2023, as well as an increase in average sales price by approximately 53 percent, from $2.5 million per home in first-quarter 2023 to $3.8 million per home in first-quarter 2024, reflecting higher prices per square foot in the community. We entered into a contract in April 2024 to sell an Amarra Villas home for $3.6 million. No assurances can be given that the pending sale will be completed or that future sale prices will be as high as sale prices to date in 2024.
Undeveloped Property Sales. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land at Magnolia Place that was planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million.

Real Estate Cost of Sales. Cost of sales, excluding depreciation and amortization, includes costs of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales increased to $15.3 million in first-quarter 2024 compared to $4.5 million in first-quarter 2023, primarily reflecting the sale of undeveloped property at Magnolia Place and the sales of two Amarra Villas homes in first-quarter 2024 compared with no undeveloped property sales and the sale of one Amarra Villas home in first-quarter 2023. In addition, the average cost of the Amarra Villas homes sold increased by approximately 44 percent.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Rental revenue	$4,384	$3,309
Rental cost of sales, excluding depreciation	(1,678)	(1,261)
Depreciation	(1,373)	(906)
Operating income	$1,333	$1,142

Rental Revenue. In first-quarter 2024 and first-quarter 2023, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place – Retail, Kingwood Place, Jones Crossing, West Killeen Market and Magnolia Place – Retail. In first-quarter 2024, rental revenue also included revenue from our multi-family project, The Saint June. The increase in rental revenue in first-quarter 2024, compared with first-quarter 2023, primarily reflects revenue from The Saint June, which had no rental revenue in first-quarter 2023, as well as increased revenue from Lantana Place – Retail and Kingwood Place, primarily due to new leases.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in first-quarter 2024 compared with first-quarter 2023, primarily as a result of The Saint June, which had no operating expenses or depreciation expense in first-quarter 2023, partially offset by the costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses decreased to $4.5 million in first-quarter 2024 compared to $4.7 million in first-quarter 2023 primarily as a result of lower compensation costs for estimated cash incentive awards for 2024. In first-quarter 2023 we also had fees related to a consulting arrangement to help raise third-party equity capital.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.0 million in first-quarter 2024 compared with $2.4 million in first-quarter 2023. Interest costs in first-quarter 2024 were higher, compared to first-quarter 2023, primarily reflecting higher interest rates as well as an increase in average debt balances. As of March 31, 2024, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased over the past year, including for first-quarter 2024, and may continue to rise in the future if prevailing market interest rates increase.
All of our interest costs in first-quarter 2024 and first-quarter 2023 were capitalized. Capitalized interest is primarily related to development activities at Barton Creek (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for both periods presented.
Provision for Income Taxes. We recorded a provision for income taxes of $0.1 million in first-quarter 2024 compared to $1.2 million in first-quarter 2023. Refer to Note 8 for further discussion of income taxes.
Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $0.9 million in first-quarter 2024 compared to $0.5 million in first-quarter 2023.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Three Months Ended March 31, 2024 and 2023
Operating Activities. Cash provided by operating activities totaled $6.5 million in first-quarter 2024, compared with cash used in operating activities of $18.4 million in first-quarter 2023. The increase in operating cash flow is primarily due to property sales in first-quarter 2024. Expenditures for purchases and development of real estate properties totaled $9.0 million in first-quarter 2024, primarily related to development of our Barton Creek properties, particularly Holden Hills and Amarra Villas, and $9.0 million in first-quarter 2023, primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other in first-quarter 2024 and first-quarter 2023 is primarily related to the timing of property tax payments.

Investing Activities. Cash used in investing activities totaled $8.4 million in first-quarter 2024 and $10.2 million in first-quarter 2023. Capital expenditures totaled $8.1 million in first-quarter 2024, primarily for The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail, and $10.0 million in first-quarter 2023, primarily for The Saint June and The Saint George.

Financing Activities. Cash used in financing activities totaled $9.1 million in first-quarter 2024 and cash provided by financing activities totaled $42.7 million in first-quarter 2023. In both the first-quarter 2024 and first-quarter 2023, we had no net borrowings on the Comerica Bank revolving credit facility. In first-quarter 2024, net payments on project and term loans totaled $8.3 million, primarily reflecting the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and the Annie B land loan, partially offset primarily by borrowings on The Saint George and Holden Hills construction loans and the Amarra Villas credit facility. In first-quarter 2023 net borrowings on project and term loans totaled $5.1 million, primarily reflecting borrowings on The Saint June construction loan and the Amarra Villas revolving credit facility, partially offset by the payoff of the New Caney land loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” and “Debt Maturities and Other Contractual Obligations” below for a discussion of our outstanding debt at March 31, 2024.

In first-quarter 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership.

On September 1, 2022, with written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. During first-quarter 2023, $0.2 million of accrued dividends for unvested restricted stock units (RSUs) were paid to the holders upon the vesting of the RSUs, and during first-quarter 2024, $0.4 million of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $0.3 million of dividends accrued for unvested RSUs presented in accrued liabilities as of March 31, 2024. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In 2022, with written consent from Comerica Bank, our Board also approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. During first-quarter 2023, we spent $0.9 million on share repurchases under the program. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program, we acquired 389,378 shares of our common stock for a total cost of $10.0 million at an average price of $25.68 per share.

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. As of March 31, 2024, we had not repurchased any shares under the new program.

Revolving Credit Facility and Other Financing Arrangements
As of March 31, 2024, we had $20.7 million in cash and cash equivalents and restricted cash of $0.8 million, and no amount was borrowed under our revolving credit facility. Of the $20.7 million in consolidated cash and cash equivalents at March 31, 2024, $2.8 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements.

As of March 31, 2024, we had total debt of $170.1 million based on the principal amounts outstanding compared with $177.4 million at December 31, 2023. As of March 31, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.9 million, resulting in availability of $39.6 million, net of letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N and $2.3 million of which secure our obligation to construct and pay for certain utility infrastructure in Lakeway, Texas. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2024.

In April 2023, we made an operating loan of $1.5 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In August 2023 and February 2024, we made additional operating loans of $800 thousand and $2.4 million, respectively, to Stratus Block 150, L.P. The loans are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. Until February 2024, the interest rate on the loans was the one-month Bloomberg Short Term Bank Yield

Index (BSBY) Rate plus 5.00 percent. In February 2024, the interest rate on the loans was changed to the one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent.

In June 2023, we made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has risen above the amount originally budgeted due to rising interest rates. In October 2023 and January 2024, we made additional operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P., and the Class B Limited Partner made operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P. In April 2024, we made an additional operating loan of $85 thousand to The Saint June, L.P., and the Class B Limited Partner made an additional operating loan of $165 thousand to The Saint June, L.P. The loans bear interest at the one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to the Term SOFR Rate plus 3.00 percent. Under The Annie B land loan, the Term SOFR Rate is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, we made a $1.4 million principal payment on the loan and are required to make another principal payment of $630 thousand in February 2025.

During first-quarter 2024, we paid off the $8.8 million Magnolia Place construction loan in connection with our sale of approximately 47 acres of undeveloped land, and we made principal payments of $7.2 million on our Amarra Villas revolving credit facility in connection with our sales of two Amarra Villas homes. During the quarter, we increased borrowings under The Saint George, The Saint June and Holden Hills construction loans. Refer to Note 6 for further discussion.

Our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2023 Form 10-K for a discussion of the financial covenants in our debt agreements. As of March 31, 2024, we were in compliance with all of our financial covenants.

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

Our project loans are generally secured by all or substantially all of the assets of the projects, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee all or part of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Jones Crossing loan guaranty, which has generally been limited to non-recourse carve-out obligations since inception of the loan. We were released as guarantor under the Lantana Place construction loan guaranty in 2022 and the guaranty of The Saint June construction loan was changed to a 50.0 percent repayment guaranty upon completion of The Saint June in fourth-quarter 2023. The Kingwood Place construction loan has a 25.0 percent repayment guaranty, and The Saint George construction loan has a completion guaranty and a 25.0 percent repayment guaranty. The Holden Hills construction loan has a completion guaranty and a full repayment guaranty. The Annie B land loan, the Amarra Villas revolving credit facility and the West Killeen Market construction loan each have a full repayment guaranty. Refer to Note 6 to our consolidated financial statements in our 2023 Form 10-K for additional discussion.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	22,581	—		—	22,581
The Annie B land loan	—	12,600	—	—	—	—	12,600
Construction loans:
The Saint George	—	—	32,378	—	—	—	32,378
The Saint June [a]	28,697	—	—	—	—	—	28,697
Kingwood Place [b]	28,241	—	—	—	—	—	28,241
Lantana Place	237	348	375	22,000	—	—	22,960
Amarra Villas revolving credit facility [c]	9,888	—	—	—	—	—	9,888
Holden Hills	—	—	7,518	—	—	—	7,518
West Killeen Market [d]	44	5,197	—	—	—	—	5,241
Total	$67,107	$18,145	$62,852	$22,000	$—	$—	$170,104
a.Includes operating loans from our third-party partner of $589 thousand. The maturity date of The Saint June construction loan is October 2, 2024. We have options to extend the maturity for two additional 12-month terms if certain conditions are met.
b.The maturity date is December 6, 2024.
c.The maturity date for this credit facility is June 19, 2024, and we are in discussions with the lender about extending the loan.
d.We expect to pay off this loan in full in connection with the closing of the sale of the property, which is expected to occur in second-quarter 2024.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Comerica Bank revolving credit facility [a]	—%	—%
Jones Crossing loan	7.70	6.73
The Annie B land loan	8.41	7.44
Construction loans:
The Saint George [b]	7.73	—
The Saint June	8.19	7.29
Kingwood Place	8.20	7.15
Lantana Place	7.74	6.93
Amarra Villas revolving credit facility	8.39	7.45
Holden Hills [c]	8.39	—
West Killeen Market [d]	8.09	7.24
Magnolia Place [e]	—	7.79
a.We did not have an outstanding balance during first-quarter 2024 or 2023. At March 31, 2024, the interest rate for the revolving credit facility was 9.38 percent.
b.We did not have an outstanding balance during first-quarter 2023.
c.We did not have an outstanding balance during first-quarter 2023.
d.We expect to pay off this loan in full in connection with the closing of the sale of the property, which is expected to occur in second-quarter 2024.
e.In February 2024, this loan was repaid with proceeds from the sale of approximately 47 acres of undeveloped land.

We had firm commitments totaling approximately $33.0 million at March 31, 2024 primarily related to construction of The Saint George, Holden Hills and Amarra Villas. We have construction loans to fund these projected cash outlays for the projects over the next 12 months, except for anticipated operating loans to Stratus Block 150, L.P. and The Saint George Apartments, L.P. described below and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of March 31, 2024, the Holden Hills partnership had $6.4 million remaining to complete the Tecoma Improvements. Also, we anticipate making future operating loans to Stratus Block 150, L.P. and The Saint George Apartments, L.P. totaling up to $3.6 million over the next 12 months to enable the partnerships to pay debt service and project costs. The operating loans would bear interest at the one-month SOFR Rate plus 5.00 percent and the one-month BSBY Rate plus 5.00 percent, respectively, would be subordinate to the project loans and would be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized commercial properties (West Killeen Market, Jones Crossing, Lantana Place – Retail, Kingwood Place and Magnolia Place – Retail) are projected to generate positive cash flow after debt service over the next 12 months. In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million, which we expect to close in second-quarter 2024. After repaying the project loan, we expect the sale to generate approximately $7.2 million of pre-tax net cash proceeds. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we have cash on hand of $20.7 million at March 31, 2024 and availability under our revolving credit facility (which matures on March 27, 2025) of approximately $39.6 million as of March 31, 2024 which is expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities of, or to refinance, our debt that matures in the next 12 months. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main source of revenue and cash flow is expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2023 Form 10-K and “Risk Factors” included in Part I, Item 1A. of our 2023 Form 10-K for further discussion.

Our ability to meet our cash obligations over the longer term will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2023 Form 10-K.

RECENT ACCOUNTING STANDARDS

In August 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU), No. 2023-05, “Business Combinations – Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The pronouncement requires a joint venture to initially measure contributions at fair value upon formation, which is more relevant than the carrying amounts of the contributed net assets and would reduce equity method basis differences. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We do not expect the pronouncement to have a material effect on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures”, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for fiscal years beginning after December 15, 2023 and early adoption of the amendment is permitted. We expect adoption of the pronouncement will lead to additional segment disclosure in our consolidated financial statements beginning with our annual report for 2024.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”. This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on amount of income taxes paid disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024. We do not expect the pronouncement to have a material effect on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. For additional information regarding these types of activities, refer to the discussion about our firm commitments in “Capital Resources and Liquidity” above and Note 9 to our consolidated financial statements in our 2023 Form 10-K.

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

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent, which was obtained in connection with our current $5.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, increases in inflation and interest rates, supply chain constraints, availability of bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental risks, litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement any revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K, filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part 1, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended March 31, 2024.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended March 31, 2024, and the approximate dollar value of shares remaining available for purchase pursuant to our $5.0 million share repurchase program as of March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
January 1, 2024 through January 31, 2024	—	$—	—	$5,000,000
February 1, 2024 through February 29, 2024	—	$—	—	$5,000,000
March 1, 2024 through March 31, 2024	—	$—	—	$5,000,000
Total	—	$—	—	$5,000,000
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1*	Form of Restricted Stock Unit Agreement for Awards under the Executive Annual Incentive Plan (adopted 2024).		10-K	001-37716	3/28/2024

10.2*	Form of Restricted Stock Unit Agreement for Awards under the Profit Participation Incentive Plan and Long-Term Incentive Plan (adopted 2024).		10-K	001-37716	3/28/2024

10.3*	Form of Restricted Stock Unit Agreement (adopted 2024).		10-K	001-37716	3/28/2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X
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

Date: May 14, 2024
S-1