Form 10-Q
period 2024-06-30
STRATUS PROPERTIES INC
filed 2024-08-13
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On August 9, 2024, there were 8,077,335 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$13,498	$31,397
Restricted cash	463	1,035
Real estate held for sale	4,460	7,382
Real estate under development	255,068	260,642
Land available for development	74,280	47,451
Real estate held for investment, net	141,909	144,112
Lease right-of-use assets	10,647	11,174
Deferred tax assets	173	173
Other assets	13,518	14,400
Total assets	$514,016	$517,766

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,676	$15,629
Accrued liabilities, including taxes	4,800	6,660
Debt	178,315	175,168
Lease liabilities	15,676	15,866
Deferred gain	2,359	2,721
Other liabilities	4,684	7,117
Total liabilities	216,510	223,161

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	97	96
Capital in excess of par value of common stock	200,114	197,735
Retained earnings	29,472	26,645
Common stock held in treasury	(33,395)	(32,997)
Total stockholders’ equity	196,288	191,479
Noncontrolling interests in subsidiaries	101,218	103,126
Total equity	297,506	294,605
Total liabilities and equity	$514,016	$517,766

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Real estate operations	$3,629	$58	$25,752	$2,551
Leasing operations	4,861	3,472	9,245	6,781
Total revenues	8,490	3,530	34,997	9,332
Cost of sales:
Real estate operations	4,424	2,697	19,702	7,184
Leasing operations	1,742	1,144	3,420	2,405
Depreciation and amortization	1,402	970	2,803	1,898
Total cost of sales	7,568	4,811	25,925	11,487
General and administrative expenses	3,842	4,071	8,307	8,790
Total	11,410	8,882	34,232	20,277
Operating (loss) income	(2,920)	(5,352)	765	(10,945)
Loss on extinguishment of debt	—	—	(59)	—
Other income, net	186	544	359	1,029
(Loss) income before income taxes and equity in unconsolidated affiliate's loss	(2,734)	(4,808)	1,065	(9,916)
Provision for income taxes	(44)	(498)	(146)	(1,660)
Equity in unconsolidated affiliate's loss	—	(3)	—	(6)
Net (loss) income and total comprehensive (loss) income	(2,778)	(5,309)	919	(11,582)
Total comprehensive loss attributable to noncontrolling interests	1,053	8	1,908	480
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(1,725)	$(5,301)	$2,827	$(11,102)

Net (loss) income per share attributable to common stockholders (basic and diluted)	$(0.21)	$(0.66)	$0.35	$(1.39)

Weighted-average shares of common stock outstanding:
Basic	8,072	7,990	8,049	7,988
Diluted	8,072	7,990	8,172	7,988
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flow from operating activities:
Net income (loss)	$919	$(11,582)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,803	1,898
Cost of real estate sold	16,117	2,087
Loss on extinguishment of debt	59	—
Stock-based compensation	876	1,037
Debt issuance cost amortization	453	406
Equity in unconsolidated affiliate’s loss	—	6
Purchases and development of real estate properties	(16,317)	(21,084)
Decrease in other assets	1,018	601
Decrease in accounts payable, accrued liabilities and other	(7,644)	(123)
Net cash used in operating activities	(1,716)	(26,754)

Cash flow from investing activities:
Capital expenditures	(16,142)	(23,477)
Payments on master lease obligations	(400)	(484)
Other	—	9
Net cash used in investing activities	(16,542)	(23,952)

Cash flow from financing activities:
Borrowings from project loans	21,754	22,828
Payments on project and term loans	(21,226)	(8,328)
Payment of dividends	(356)	(616)
Finance lease principal payments	(8)	(7)
Stock-based awards net payments	(376)	(789)
Noncontrolling interest contributions	—	40,000
Purchases of treasury stock	—	(1,589)
Financing costs	(1)	(1,362)
Net cash (used in) provided by financing activities	(213)	50,137
Net decrease in cash, cash equivalents and restricted cash	(18,471)	(569)
Cash, cash equivalents and restricted cash at beginning of year	32,432	45,709
Cash, cash equivalents and restricted cash at end of period	$13,961	$45,140
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Vested stock-based awards	78	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	442	—	—	—	442	—	442
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Excise tax on 2023 common stock repurchases	—	—	—	—	—	(22)	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	4,552	—	—	4,552	(855)	3,697
Balance at March 31, 2024	9,664	$97	$199,674	$31,197	1,599	$(33,395)	$197,573	$102,271	$299,844
Vested stock-based awards	12	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	434	—	—	—	434	—	434
Total comprehensive loss	—	—	—	(1,725)	—	—	(1,725)	(1,053)	(2,778)
Balance at June 30, 2024	9,676	$97	$200,114	$29,472	1,599	$(33,395)	$196,288	$101,218	$297,506

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

Related Party Transactions. In April 2022, Stratus hired the son of Stratus’ President and Chief Executive Officer as an employee at an annual salary of $100 thousand. He is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under the Profit Participation Incentive Plan (PPIP) and the Long-Term Incentive Plan (LTIP). In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. In first-quarter 2024, he received $22 thousand as an annual incentive award for 2023, and his annual salary was increased to $124 thousand. As of June 30, 2024, the employee had two outstanding awards under the PPIP. The liability associated with these awards at June 30, 2024 was nominal in amount relative to the consolidated financial statements. Refer to Note 7 for discussion of the PPIP and LTIP. For additional information regarding Stratus’ related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1 and 2 in the Stratus 2023 Form 10-K.

2.    EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income and total comprehensive (loss) income	$(2,778)	$(5,309)	$919	$(11,582)
Total comprehensive loss attributable to noncontrolling interests	1,053	8	1,908	480
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(1,725)	$(5,301)	$2,827	$(11,102)

Basic weighted-average shares of common stock outstanding	8,072	7,990	8,049	7,988
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	—	123	—
Diluted weighted-average shares of common stock outstanding	8,072	7,990	8,172	7,988

Net (loss) income per share attributable to common stockholders (basic and diluted)	$(0.21)	$(0.66)	$0.35	$(1.39)
a.Excludes 187 thousand shares for second-quarter 2024, 222 thousand shares for second-quarter 2023 and 259 thousand shares for the first six months of 2023 of common stock associated with RSUs that were anti-dilutive as a result of net losses. Excludes 23 thousand shares for the first six months of 2024 of common stock associated with RSUs that were anti-dilutive.

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

The cash and cash equivalents held at these limited partnerships are subject to restrictions on distribution to Stratus pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	June 30, 2024	December 31, 2023
Assets: [a]
Cash and cash equivalents	$2,895	$5,531
Restricted cash	150	193
Real estate under development	162,469	140,347
Land available for development	1,912	1,911
Real estate held for investment	82,772	87,005
Lease right-of-use assets	286	420
Other assets	3,082	3,122
Total assets	253,566	238,529
Liabilities: [b]
Accounts payable	8,099	12,751
Accrued liabilities, including taxes	2,205	1,793
Debt	120,155	100,205
Lease liabilities	288	421
Other liabilities	276	391
Total liabilities	131,023	115,561
Net assets	$122,543	$122,968
a.Substantially all of the assets are available to settle obligations of the partnerships only.
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

4.    ASSET SALES
The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to a Pad Sites Master Lease entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2023 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” A related contract liability is presented as a deferred gain in the consolidated balance sheets in the amount of $2.4 million at June 30, 2024 and $2.7 million at December 31, 2023. The reduction in the deferred gain balance primarily reflects Pad Sites Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Sites Master Lease payments.
Amarra Villas. In second-quarter 2024, Stratus sold one of the Amarra Villas homes for $3.6 million. In first-quarter 2024, Stratus sold two of the Amarra Villas homes for a total of $7.6 million. In first-quarter 2023, Stratus sold one of the Amarra Villas homes for $2.5 million.
Magnolia Place. In first-quarter 2024, Stratus completed the sale of approximately 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million, was repaid.

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

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	June 30, 2024	December 31, 2023
Comerica Bank revolving credit facility	$—	$—
Jones Crossing loan	22,377	22,340
The Annie B land loan	12,544	13,983
Construction loans:
The Saint George	38,210	24,657
The Saint June	30,481	27,668
Kingwood Place	28,635	28,160
Lantana Place	22,817	22,961
Holden Hills	10,285	5,736
Amarra Villas credit facility	7,743	15,682
West Killeen Market	5,223	5,250
Magnolia Place	—	8,731
Total debt [a]	$178,315	$175,168
a.Includes net reductions for unamortized debt issuance costs of $1.7 million at June 30, 2024, and $2.2 million at December 31, 2023.

Comerica Bank revolving credit facility. As of June 30, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.9 million, resulting in availability of $39.6 million, net of letters of credit. Letters of credit, totaling $13.3 million, have been issued under the revolving credit facility, $11.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N and $2.3 million of which secure Stratus’ obligation to construct and pay for certain utility infrastructure in Lakeway, Texas.

Jones Crossing loan. The Jones Crossing loan requires the Jones Crossing project to meet a debt service coverage ratio (DSCR) test of 1.15 to 1.00 measured quarterly, and starting June 30, 2023, on a rolling 12-month basis. If the DSCR falls below 1.15 to 1.00, a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary. The DSCR fell below 1.15 to 1.00 in each of fourth-quarter 2022 and first-quarter 2023, and the Jones Crossing subsidiary made principal payments of $231 thousand and $1.7 million in February 2023 and May 2023, respectively, to bring the DSCR back above the threshold and a Cash Sweep Period did not occur. As permitted under the Jones Crossing loan agreement, in August 2023 the Jones Crossing subsidiary separated the ground lease for the multi-family parcel (the Multi-Family Phase) from the primary ground lease, and the Multi-Family Phase was released from the loan collateral. In October 2023, the Jones Crossing loan was modified effective August 1, 2023 to remove the Multi-Family Phase from certain defined terms and to revise the DSCR calculation to exclude the Multi-Family Phase from expenses on a retroactive basis beginning in second-quarter 2023. Accordingly, the DSCR met the threshold in second-quarter and third-quarter 2023. In fourth-quarter 2023, the DSCR was slightly below the threshold, and a $13 thousand principal payment was made in first-quarter 2024 to bring the DSCR back above the threshold and a Cash Sweep Period did not occur.

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

Amarra Villas credit facility. In June 2024, the Amarra Villas credit facility was modified to, among other things, extend the maturity to June 19, 2026, change the interest rate to Term SOFR Rate plus 3.00 percent (subject to a floor of 5.00 percent) and lower the commitment amount from $18.0 million to $10.5 million. Under the Amarra Villas credit facility, Term SOFR Rate is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent.

Principal paydowns occur as homes are sold, and amounts are borrowed as homes are constructed. Paydowns made in connection with a sale of an Amarra Villas home reduce the commitment amount by the amount of the payment, and such amounts may not be re-borrowed. In second-quarter 2024, Stratus made a $3.5 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes. In first-quarter 2024, Stratus made principal payments totaling $7.2 million on the credit facility upon the closing of the sales of two of the Amarra Villas homes. In first-quarter 2023, Stratus made a $2.2 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes.

Magnolia Place construction loan. In February 2024, this loan was repaid in full in connection with the sale of approximately 47 acres of undeveloped land.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2023 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.9 million in second-quarter 2024, $2.9 million in second-quarter 2023, $7.9 million for the first six months of 2024 and $5.3 million for the first six months of 2023. All of these interest costs were capitalized for all periods presented. Capitalized interest is primarily related to development activities at our Barton Creek properties (primarily Holden Hills, Section N and The Saint June) and The Saint George for all periods presented.

Equity
The Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, with written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities included $0.3 million as of June 30, 2024, and $0.6 million as of December 31, 2023, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

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

In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of June 30, 2024, Stratus had not purchased any shares under the new program.

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

A summary of PPIP/LTIP costs follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Charged to general and administrative expense	$76	$141	$159	$289
Capitalized (credited) to project development costs	2	(9)	113	101
Total PPIP/LTIP costs	$78	$132	$272	$390

At June 30, 2024, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and outstanding awards under the LTIP included The Saint George. The accrued liability for the PPIP and LTIP totaled $1.9 million at June 30, 2024, and $3.1 million at December 31, 2023 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2023 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both June 30, 2024 and December 31, 2023. Stratus has recorded a deferred tax asset totaling $173 thousand at both June 30, 2024 and December 31, 2023 related to state income taxes.

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

The difference between Stratus’ consolidated effective income tax rate of 14 percent for the first six months of 2024 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of June 30, 2024, and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of (17) percent for the first six months of 2023 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against certain U.S. Federal deferred tax assets as of June 30, 2023, and the executive compensation limitation.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Real Estate Operations:
Developed property sales	$3,625	$—	$11,248	$2,493
Undeveloped property sales	—	—	14,500	—
Commissions and other	4	58	4	58
	3,629	58	25,752	2,551
Leasing Operations:
Rental revenue	4,861	3,472	9,245	6,781
	4,861	3,472	9,245	6,781

Total revenues from contracts with customers	$8,490	$3,530	$34,997	$9,332

Financial Information by Business Segment. Summarized financial information by segment for the three months ended June 30, 2024, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$3,629	$4,861	$—	$8,490
Cost of sales, excluding depreciation and amortization	(4,424)	(1,742)	—	(6,166)
Depreciation and amortization	(44)	(1,374)	16	(1,402)
General and administrative expenses	—	—	(3,842)	(3,842)
Operating (loss) income	$(839)	$1,745	$(3,826)	$(2,920)
Capital expenditures and purchases and development of real estate properties	$7,360	$8,001	$—	$15,361
Total assets at June 30, 2024 [c]	342,089	159,314	12,613	514,016
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Corporate, eliminations and other includes cash and cash equivalents and restricted cash of $12.6 million.

Summarized financial information by segment for the three months ended June 30, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$58	$3,472	$—	$3,530
Cost of sales, excluding depreciation and amortization	(2,697)	(1,144)	—	(3,841)
Depreciation and amortization	(50)	(924)	4	(970)
General and administrative expenses	—	—	(4,071)	(4,071)
Operating (loss) income	$(2,689)	$1,404	$(4,067)	$(5,352)
Capital expenditures and purchases and development of real estate properties	$12,057	$13,471	$—	$25,528
Total assets at June 30, 2023 [c]	328,033	111,928	45,794	485,755
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

Summarized financial information by segment for the six months ended June 30, 2024, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$25,752	$9,245	$—	$34,997
Cost of sales, excluding depreciation and amortization	(19,702)	(3,420)	—	(23,122)
Depreciation and amortization	(88)	(2,747)	32	(2,803)
General and administrative expenses	—	—	(8,307)	(8,307)
Operating income (loss)	$5,962	$3,078	$(8,275)	$765
Capital expenditures and purchases and development of real estate properties	$16,317	$16,142	$—	$32,459
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

Summarized financial information by segment for the six months ended June 30, 2023, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$2,551	$6,781	$—	$9,332
Cost of sales, excluding depreciation and amortization	(7,184)	(2,405)	—	(9,589)
Depreciation and amortization	(77)	(1,830)	9	(1,898)
General and administrative expenses	—	—	(8,790)	(8,790)
Operating (loss) income	$(4,710)	$2,546	$(8,781)	$(10,945)
Capital expenditures and purchases and development of real estate properties	$21,084	$23,477	$—	$44,561
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

10.    SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2024, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

OVERVIEW

We are a residential and retail focused real estate company with headquarters in Austin, Texas. We are engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. In addition to our developed properties, we have a development portfolio that consists of approximately 1,600 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our commercial real estate portfolio consists of stabilized retail properties or future retail and mixed-use development projects with no commercial office space. We generate revenues and cash flows from the sale of our developed and undeveloped properties, the lease of our retail, mixed-use and multi-family properties and development and asset management fees received from our properties. Refer to Note 9 for discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

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

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have provided and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021 and Block 21 in 2022, the cash distribution from the Holden Hills partnership in 2023 and our property sales in 2024. Further, we believe our investment strategy, current liquidity and portfolio of projects provide us with many opportunities to increase value for our stockholders.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills joint venture and our share (related to Section N) of the cost of the Tecoma Improvements. As of June 30, 2024, the Holden Hills partnership had $5.2 million remaining to complete the Tecoma Improvements. However, during 2023 and the first six months of 2024, we made operating loans totaling $3.3 million and $2.9 million, respectively, to the limited partnerships for The Annie B and for The Saint June. The Class B limited partner also made operating loans of $250 thousand and $503 thousand during 2023 and the first six months of 2024, respectively, to the limited partnership for The Saint June. We anticipate making future operating loans to the limited partnership for The Annie B totaling up to $3.9 million over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnership. We also anticipate contributing additional capital of $400 thousand to the limited partnership for The Saint George representing our 10 percent equity share needed by the partnership to cover interest on the construction loan. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

As of June 30, 2024, consolidated cash totaled $13.5 million and we had $39.6 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. During the first half of 2024, interest rates stabilized but costs remain elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023 and the first half of 2024, among other things, we completed construction and began and substantially completed the lease-up of The Saint June multi-family project, continued construction of The Saint George multi-family project, advanced road and utility infrastructure construction on the Holden Hills project, managed our completed retail projects and advanced entitlements on other projects.

Although 2023 and the first half of 2024 were challenging, we see reasons for optimism regarding improving real estate market conditions in our markets over the next 12 months. Among other things, interest rates are widely expected to decline. As of June 30, 2024, our retail and multi-family portfolio consisted of six stabilized projects, namely The Saint June, Jones Crossing – Retail, Kingwood Place, Lantana Place – Retail, Magnolia Place – Retail and West Killeen Market. As previously disclosed, we have been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million; however, in June 2024 the buyer failed to close and we elected to terminate the contract. In June 2024, we entered into a contract to sell Magnolia Place – Retail for $8.9 million. The sale is expected to close in mid-August 2024 and generate pre-tax net cash proceeds of approximately $8.7 million. We continue to explore a sale of Kingwood Place. We have paused exploring the sales of West Killeen Market and Lantana Place – Retail, deciding to retain these cash-flowing properties at this time. We believe market conditions will improve for the sale of our remaining retail properties over the next 12 months, and are optimistic that we will be able to sell these properties at attractive prices during that time. In connection with these sales, we anticipate returning capital to stockholders, subject to obtaining required consents from Comerica Bank. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

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

Revenue in our Leasing Operations segment is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. Our Leasing Operations segment does not have exposure to office space. We may also generate income from the sale of our leased properties, depending on market conditions.

Summary financial results for the second-quarter and first six months of 2024. Our revenues totaled $8.5 million in second-quarter 2024 and $35.0 million for the first six months of 2024, compared with $3.5 million in second-quarter 2023 and $9.3 million for the first six months of 2023. The $23.2 million increase in revenues from our Real Estate Operations segment in the first six months of 2024, compared to first six months of 2023, is primarily a result of the sales of approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million and three Amarra Villas homes for a total of $11.3 million in the first six months of 2024, compared with the sale of one Amarra Villas home in the first six months of 2023 for $2.5 million. The $3.6 million increase in revenues in our Real Estate Operations segment in second-quarter 2024, compared to second-quarter 2023, is primarily a result of the sale of one Amarra Villas home in the second quarter of 2024 compared to no sales in the prior period. In addition, revenues from our Leasing Operations segment increased in both the three and six-month 2024 periods, primarily reflecting new revenue from The Saint June, which had no rental revenue in the 2023 periods, as well as increased revenue from Kingwood Place, Lantana Place – Retail and Magnolia Place – Retail primarily due to new leases. Refer to “Results of Operations” below for further discussion of our segments.

Our net loss attributable to common stockholders totaled $1.7 million, or $0.21 per diluted share in second-quarter 2024, compared to $5.3 million, or $0.66 per diluted share, in second-quarter 2023. During the first six months of 2024 our net income attributable to common stockholders totaled $2.8 million, or $0.35 per diluted share, compared to net loss attributable to common stockholders of $11.1 million, or $1.39 per diluted share, during the first six months of 2023.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2023 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2023, we completed and sold one home for $2.5 million. In first-quarter 2024, we completed construction on two of the homes, and we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold another Amarra Villas home for $3.6 million, leaving one completed home in inventory as of June 30, 2024. In July 2024, we sold one Amarra Villas home for $4.0 million. Construction on the last five homes continues to progress and is expected to be completed in fourth-quarter 2024. As of August 9, 2024, one home was under contract to sell for $3.8 million and five homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one-, two- and three- bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. As of August 9, 2024, occupancy of The Saint June was approximately 98 percent.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres. The community has been designed to feature unique luxury residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation.

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

Section N. Using an entitlement strategy similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. We are designing a mixed-use project, with extensive residential uses, coupled with limited entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities, which is expected to result in a significant increase in development density as compared to our prior plans. In addition, due to the ETJ process described below, our development plans for Section N are under review.

ETJ Process. Texas Senate Bill 2038 (the ETJ Law) became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills and Section N from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather the Holden Hills and Section N projects under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. A hearing has been scheduled for September 19, 2024 and any decision rendered may be appealed. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. In light of the ETJ Law, we have begun work on assessing potential revisions to our development plans for Holden Hills and Section N. For additional discussion, refer to Item 1A. “Risk Factors” in our 2023 Form 10-K.

The Saint George
In fourth-quarter 2021, we purchased the land for The Saint George, a 316-unit luxury wrap-style, multi-family project in north-central Austin. We entered into a construction loan for this project and began construction in third-quarter 2022. We currently expect to achieve substantial completion in fourth-quarter 2024.

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

Magnolia Place
In February 2024, we completed the sale of approximately 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million was repaid. Following the sale, we retained our existing two retail buildings totaling 18,582 square feet, which are currently under contract of sale for $8.9 million, potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of potential future reimbursement from the municipal utility district (MUD).

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

Stabilized Retail Projects
As of June 30, 2024, we also owned and operated the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of June 30, 2024, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space.
•Jones Crossing - Retail is part of our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of June 30, 2024, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease. The Jones Crossing site has additional commercial development potential of approximately 104,750 square feet of commercial space.
•Lantana Place – Retail is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of June 30, 2024, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store. As of June 30, 2024, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.
•Magnolia Place – Retail is part of our H-E-B shadow-anchored, mixed-use development project in Magnolia, Texas. We have constructed 18,582 square feet of retail space at Magnolia Place. As of June 30, 2024, we had signed leases for all the retail space in the first phase of development, and all tenants were open for business. As discussed above, in February 2024, we sold the land planned for a second phase of retail development and all remaining pad sites.
As previously disclosed, we have been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million; however, in June 2024 the buyer failed to close and we elected to terminate the contract. In June 2024, we entered into a contract to sell Magnolia Place – Retail for $8.9 million. The sale is expected to close in mid-August 2024 and generate pre-tax net cash proceeds of approximately $8.7 million. We continue to explore a sale of Kingwood Place. We have paused exploring the sales of West Killeen Market and Lantana Place – Retail, deciding to retain these cash-flowing properties at this time. We believe market conditions will improve for the sale of our remaining retail properties over the next 12 months, and are optimistic that we will be able to sell these properties at attractive prices during that time. In connection with these sales, we anticipate returning capital to stockholders, subject to obtaining required consents from Comerica Bank.

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

Market Conditions

Our industry has been experiencing inflation, higher borrowing costs, tightened bank credit, more limited availability of equity capital, increased construction costs, higher labor costs, labor shortages, and supply chain constraints. Inflation in the U.S. increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained above the U.S. Federal Reserve’s target inflation rate of two percent through July 2024. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. These factors have increased our costs, adversely impacted the projected profitability of our new projects, delayed the start of or completion of projects, adversely impacted our ability to raise equity capital on attractive terms and in our desired time frame and adversely impacted our ability to sell some properties at attractive prices in our desired time frame.

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans to some of our joint ventures, and we expect to make additional operating loans and an equity contribution during the next 12 months. Refer to Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K for more information regarding our risk factors.

Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly due to growth in the technology-related sector in the region and, during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration. Although prices and demand for residential real estate in the Austin area generally moderated and in some submarkets declined during 2023, we believe the residential market in Austin remains attractive compared to other U.S. urban markets. The U.S. Federal Reserve has signaled that it may lower rates in the second half of 2024, which is widely expected to occur, although there is no certainty with respect to the timing and pace of potential decreases or if such decreases will occur. We continue to see reasons for optimism regarding improving real estate market conditions in our Texas markets over the next 12 months.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating (loss) income:
Real Estate Operations [a]	$(839)	$(2,689)	$5,962	$(4,710)
Leasing Operations	1,745	1,404	3,078	2,546
Corporate, eliminations and other [b]	(3,826)	(4,067)	(8,275)	(8,781)
Operating (loss) income	(2,920)	(5,352)	765	(10,945)
Total comprehensive loss attributable to noncontrolling interests	1,053	8	1,908	480
Net (loss) income attributable to common stockholders	$(1,725)	$(5,301)	$2,827	$(11,102)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

We have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Developed property sales	$3,625	$—	$11,248	$2,493
Undeveloped property sales	—	—	14,500	—
Commissions and other	4	58	4	58
Total revenues	3,629	58	25,752	2,551
Cost of sales, excluding depreciation and amortization	(4,424)	(2,697)	(19,702)	(7,184)
Depreciation and amortization	(44)	(50)	(88)	(77)
Operating (loss) income	$(839)	$(2,689)	$5,962	$(4,710)

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2024			2023
	Homes	Revenues	Average Cost Per Home	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$3,625	$3,168	—	$—	$—
Total Residential	1	$3,625		—	$—

	Six Months Ended June 30,
	2024			2023
	Homes	Revenues	Average Cost Per Home	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Amarra Villas homes	3	$11,248	$3,143	1	$2,493	$2,249
Total Residential	3	$11,248		1	$2,493

The increase in revenues from developed property sales for second-quarter 2024, compared to second-quarter 2023, reflects the sale of one Amarra Villas home in second-quarter 2024 compared to no sales in second-quarter 2023. The increase in revenues for the first six months of 2024 compared to the first six months of 2023, reflects the sales of three Amarra Villas homes in the 2024 period compared to one sale in the 2023 period, as well as an increase in average sales price by approximately 50 percent, from $2.5 million per home in the first six months of 2023 to $3.7 million per home in the first six months of 2024. In July 2024, we sold one Amarra Villas home for $4.0 million. We have entered into a contract to sell another Amarra Villas home for $3.8 million. No assurances can be given that the pending sale will be completed or that future sale prices will be as high as sale prices to date in 2024.

Undeveloped Property Sales. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land at Magnolia Place that was planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million.

Real Estate Cost of Sales. Cost of sales, excluding depreciation and amortization, includes costs of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales increased to $4.4 million in second-quarter 2024, compared to $2.7 million in second-quarter 2023, primarily reflecting the sale of one Amarra Villas home in second-quarter 2024 while there were no property sales in second-quarter 2023. Cost of sales increased to $19.7 million for the first six months of 2024, compared to $7.2 million for the first six months of 2023, primarily reflecting the sale of undeveloped property at Magnolia Place and the sales of three Amarra Villas homes in the first six months of 2024 compared with no undeveloped property sales and the sale of one Amarra Villas home in the first six months of 2023. In addition, the average cost of the Amarra Villas homes sold increased by approximately 40 percent.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Rental revenue	$4,861	$3,472	$9,245	$6,781
Rental cost of sales, excluding depreciation	(1,742)	(1,144)	(3,420)	(2,405)
Depreciation	(1,374)	(924)	(2,747)	(1,830)
Operating income	$1,745	$1,404	$3,078	$2,546

Rental Revenue. In the 2024 periods, rental revenue primarily included revenue from Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail, West Killeen Market, Magnolia Place and The Saint June. In the 2023 periods, rental revenue primarily included revenue from Lantana Place – Retail, Jones Crossing – Retail, Kingwood Place and West Killeen Market. The increase in rental revenue in the 2024 periods, compared with the 2023 periods, primarily reflects revenue from The Saint June, which had no rental revenue in the 2023 periods, as well as increased revenue at Kingwood Place, Lantana Place – Retail and Magnolia Place – Retail, primarily due to new leases.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2024 periods compared with the 2023 periods, primarily as a result of The Saint June, which had minimal operating expenses in the 2023 periods, partially offset by the costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses were $3.8 million in second-quarter 2024 and $8.3 million for the first six months of 2024, compared to $4.1 million in second-quarter 2023 and $8.8 million for the first six months of 2023. The decreases in the 2024 periods were primarily related to lower compensation costs for estimated cash incentive awards for 2024. In 2023, we also had fees related to a consulting arrangement to help raise third-party equity capital.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $3.9 million in second-quarter 2024 and $7.9 million for the first six months of 2024, compared with $2.9 million in second-quarter 2023 and $5.3 million for the first six months of 2023. Interest costs in the 2024 periods were higher, compared to the 2023 periods, primarily reflecting higher interest rates as well as an increase in average debt balances. As of June 30, 2024, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased over the past year, including the first six months of 2024.

All of the interest costs were capitalized for all periods presented. Capitalized interest is primarily related to development activities at our Barton Creek properties (primarily Holden Hills, Section N and The Saint June) and The Saint George for all periods presented.

Provision for Income Taxes. We recorded a provision for income taxes of $44 thousand in second-quarter 2024 and $0.1 million for the first six months of 2024, compared to $0.5 million in second-quarter 2023 and $1.7 million for the first six months of 2023. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of losses totaled $1.1 million in second-quarter 2024 and $1.9 million for the first six months of 2024, compared to $8 thousand in second-quarter 2023 and $0.5 million for the first six months of 2023.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Six Months Ended June 30, 2024 and 2023
Operating Activities. Cash used in operating activities totaled $1.7 million for the first six months of 2024, compared with $26.8 million for the first six months of 2023. Expenditures for purchases and development of real estate properties totaled $16.3 million for the first six months of 2024 and $21.1 million for the first six months of 2023, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and Holden Hills.

Investing Activities. Cash used in investing activities totaled $16.5 million for the first six months of 2024 and $24.0 million for the first six months of 2023. Capital expenditures totaled $16.1 million for the first six months of 2024, primarily for The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail, and $23.5 million for the first six months of 2023, primarily for The Saint George and The Saint June.

Financing Activities. Cash (used in) provided by financing activities totaled $(0.2) million for the first six months of 2024 and $50.1 million for the first six months of 2023. During both the first six months of 2024 and 2023, we had no net borrowings on the Comerica Bank revolving credit facility. During the first six months of 2024, net borrowings on other project and term loans totaled $0.5 million, primarily reflecting borrowings on The Saint George and Holden Hills construction loans and the Amarra Villas credit facility partially offset primarily by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and the Annie B land loan. During the first six months of 2023, net borrowings on other project and term loans totaled $14.5 million, primarily reflecting borrowings on The Saint June construction loan and the Amarra Villas credit facility, partially offset by the payoff of the New Caney land loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2024.
During the first six months of 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. During the first six months of 2024, $0.4 million of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $0.3 million of dividends accrued for unvested RSUs presented in accrued liabilities as of June 30, 2024. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In 2022, after receiving written consent from Comerica Bank, our Board also approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. During the first six months of 2023, we spent $1.6 million on share repurchases under the program. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program, we acquired 389,378 shares of our common stock for a cost of $10.0 million at an average price of $25.68 per share.

In November 2023, after receiving written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. As of June 30, 2024, we had not repurchased any shares under the new program.

Revolving Credit Facility and Other Financing Arrangements
As of June 30, 2024, we had $13.5 million in cash and cash equivalents and restricted cash of $0.5 million, and no amount was borrowed under our revolving credit facility. Of the $13.5 million in consolidated cash and cash equivalents at June 30, 2024, $2.9 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements.

As of June 30, 2024, we had total debt of $180.0 million based on the principal amounts outstanding compared with $177.4 million at December 31, 2023. As of June 30, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.9 million, resulting in availability of $39.6 million, net of letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N and $2.3 million of which secure our obligation to construct and pay for certain utility infrastructure in Lakeway, Texas. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of June 30, 2024.

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

In June 2024, the Amarra Villas credit facility was modified to, among other things, extend the maturity date to June 19, 2026, change the interest rate to Term SOFR Rate plus 3.00 percent (subject to a floor of 5.00 percent) and lower the commitment amount from $18.0 million to $10.5 million. Under the Amarra Villas credit facility, Term SOFR Rate is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. Principal paydowns occur as homes are sold, and amounts are borrowed as homes are constructed. Paydowns made in connection with a sale of an Amarra Villas home reduce the commitment amount by the amount of the payment, and such amounts may not be re-borrowed.

During first-quarter 2024, we paid off the $8.8 million Magnolia Place construction loan in connection with our sale of approximately 47 acres of undeveloped land, and we made principal payments of $7.2 million on our Amarra Villas credit facility in connection with our sales of two Amarra Villas homes. During second-quarter 2024, we made a principal payment of $3.5 million on our Amarra Villas credit facility in connection with the sale of one Amarra Villas home. During the first six months of 2024, we increased borrowings under The Saint George, The Saint June and Holden Hills construction loans. Refer to Note 6 for further discussion.

Our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2023 Form 10-K for a discussion of the financial covenants in our debt agreements. As of June 30, 2024, we were in compliance with all of our financial covenants.

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

Our project loans are generally secured by all or substantially all of the assets of the projects, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee all or part of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Jones Crossing loan guaranty, which has generally been limited to non-recourse carve-out obligations since inception of the loan. We were released as guarantor under the Lantana Place construction loan guaranty in 2022 and the guaranty of The Saint June construction loan was changed to a 50.0 percent repayment guaranty upon completion of The Saint June in fourth-quarter 2023. The Kingwood Place construction loan has a 25.0 percent repayment guaranty, and The Saint George construction loan has a completion guaranty and a 25.0 percent repayment guaranty. The Holden Hills construction loan has a completion guaranty and a full repayment guaranty. The Annie B land loan, the Amarra Villas credit facility and the West Killeen Market construction loan each have a full repayment guaranty. Refer to Note 6 to our consolidated financial statements in our 2023 Form 10-K for additional discussion.

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

Debt Maturities
The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	22,581	—		—	22,581
The Annie B land loan	—	12,600	—	—	—	—	12,600
Construction loans:
The Saint George	—	—	38,946	—	—	—	38,946
The Saint June [a]	30,540	—	—	—	—	—	30,540
Kingwood Place [b]	28,696	—	—	—	—	—	28,696
Lantana Place	161	348	376	21,999	—	—	22,884
Holden Hills	—	—	10,750	—	—	—	10,750
Amarra Villas credit facility	—	—	7,743	—	—	—	7,743
West Killeen Market	30	5,197	—	—	—	—	5,227
Total	$59,427	$18,145	$80,396	$21,999	$—	$—	$179,967
a.Includes operating loans from our third-party partner of $753 thousand. The maturity date of The Saint June construction loan is October 2, 2024. We have options to extend the maturity for two additional 12-month terms if certain conditions are met. We expect to extend the loan on or before the maturity date and the extension may require a paydown on the loan.
b.The maturity date is December 6, 2024. We expect to refinance the loan on or before the maturity date.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Comerica Bank revolving credit facility [a]	—%	—%	—%	—%
Jones Crossing loan	7.69	7.19	7.69	6.97
The Annie B land loan	8.42	7.90	8.41	7.65
Construction loans:
The Saint George [b]	7.70	7.41	7.72	7.41
The Saint June	8.17	7.82	8.18	7.54
Kingwood Place	8.18	7.67	8.19	7.41
Lantana Place	7.73	7.40	7.73	7.17
Holden Hills [c]	8.36	—	8.37	—
Amarra Villas credit facility	8.36	7.98	8.38	7.74
West Killeen Market	8.07	7.71	8.08	7.47
Magnolia Place [d]	—	8.27	—	8.04
a.We did not have an outstanding balance during any of the periods presented. At June 30, 2024, the interest rate for the revolving credit facility was 9.37 percent.
b.We did not have an outstanding balance during first-quarter 2023.
c.We did not have an outstanding balance during first-quarter and second-quarter 2023.
d.In February 2024, this loan was repaid with proceeds from the sale of approximately 47 acres of undeveloped land.

Liquidity Outlook
We had firm commitments totaling approximately $22.3 million at June 30, 2024 primarily related to construction of The Saint George, Holden Hills and Amarra Villas. We have construction loans to fund these projected cash outlays for the projects over the next 12 months, except for anticipated operating loans to Stratus Block 150, L.P. and capital contribution to The Saint George Apartments, L.P. described below and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of June 30, 2024, the Holden Hills partnership had $5.2 million remaining to complete the Tecoma Improvements. Also, we anticipate making future operating loans to Stratus Block 150, L.P. totaling up to $3.9 million over the next 12 months to enable the partnership to pay debt service and project costs. The operating loans would bear interest at the one-month SOFR Rate plus 5.00 percent, would be subordinate to the project loans and would be repaid before distributions may be made to the partners. We also anticipate contributing additional capital of $400 thousand to The Saint George Apartments, L.P. representing our 10 percent equity share needed by the partnership to cover interest on the construction loan.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (West Killeen Market, Jones Crossing – Retail, Magnolia Place – Retail, Lantana Place – Retail, Kingwood Place and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. In June 2024, we entered into a contract to sell Magnolia Place – Retail for $8.9 million. The sale is expected to close in mid-August 2024 and generate pre-tax net cash proceeds of approximately $8.7 million. We also expect to sell additional Amarra Villas homes and may sell certain lots or tracts of undeveloped land. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we have cash on hand of $13.5 million at June 30, 2024 and availability under our revolving credit facility (which matures on March 27, 2025) of approximately $39.6 million as of June 30, 2024 which is expected to be sufficient to fund these cash requirements for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part 1, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended June 30, 2024.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended June 30, 2024, and the approximate dollar value of shares remaining available for purchase pursuant to our $5.0 million share repurchase program as of June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
April 1, 2024 through April 30, 2024	—	$—	—	$5,000,000
May 1, 2024 through May 31, 2024	—	$—	—	$5,000,000
June 1, 2024 through June 30, 2024	—	$—	—	$5,000,000
Total	—	$—	—	$5,000,000
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

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2024
S-1