Form 10-Q
period 2024-09-30
STRATUS PROPERTIES INC
filed 2024-11-13
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On November 8, 2024, there were 8,086,201 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$19,638	$31,397
Restricted cash	698	1,035
Real estate held for sale	4,884	7,382
Real estate under development	261,212	260,642
Land available for development	74,912	47,451
Real estate held for investment, net	137,177	144,112
Lease right-of-use assets	10,368	11,174
Deferred tax assets	173	173
Other assets	14,118	14,400
Total assets	$523,180	$517,766

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$12,341	$15,629
Accrued liabilities, including taxes	6,283	6,660
Debt	181,540	175,168
Lease liabilities	15,564	15,866
Deferred gain	2,131	2,721
Other liabilities	5,186	7,117
Total liabilities	223,045	223,161

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	97	96
Capital in excess of par value of common stock	200,557	197,735
Retained earnings	29,108	26,645
Common stock held in treasury	(33,395)	(32,997)
Total stockholders’ equity	196,367	191,479
Noncontrolling interests in subsidiaries	103,768	103,126
Total equity	300,135	294,605
Total liabilities and equity	$523,180	$517,766

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Real estate operations	$3,971	$—	$29,723	$2,551
Leasing operations	4,920	3,669	14,165	10,450
Total revenues	8,891	3,669	43,888	13,001
Cost of sales:
Real estate operations	5,344	1,467	25,046	8,651
Leasing operations	1,964	1,381	5,384	3,786
Depreciation and amortization	1,365	967	4,168	2,865
Total cost of sales	8,673	3,815	34,598	15,302
Gain on sale of assets	(1,626)	—	(1,626)	—
General and administrative expenses	3,363	3,183	11,670	11,973
Total	10,410	6,998	44,642	27,275
Operating loss	(1,519)	(3,329)	(754)	(14,274)
Loss on extinguishment of debt	—	—	(59)	—
Other income, net	163	472	522	1,501
Loss before income taxes and equity in unconsolidated affiliate's loss	(1,356)	(2,857)	(291)	(12,773)
Provision for income taxes	(58)	(356)	(204)	(2,016)
Equity in unconsolidated affiliate's loss	—	(4)	—	(10)
Net loss and total comprehensive loss	(1,414)	(3,217)	(495)	(14,799)
Total comprehensive loss attributable to noncontrolling interests	1,050	373	2,958	853
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(364)	$(2,844)	$2,463	$(13,946)

Basic net (loss) income per share attributable to common stockholders	$(0.05)	$(0.36)	$0.31	$(1.74)

Diluted net (loss) income per share attributable to common stockholders:	$(0.05)	$(0.36)	$0.30	$(1.74)

Weighted-average shares of common stock outstanding:
Basic	8,080	8,003	8,059	7,993
Diluted	8,080	8,003	8,186	7,993
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(495)	$(14,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,168	2,865
Cost of real estate sold	19,115	2,080
Loss on extinguishment of debt	59	—
Stock-based compensation	1,314	1,479
Debt issuance cost amortization	1,028	631
Gain on sale of assets	(1,626)	—
Equity in unconsolidated affiliate’s loss	—	10
Purchases and development of real estate properties	(22,925)	(34,697)
Write-off of capitalized project costs	721	—
Decrease in other assets	233	2,223
(Decrease) increase in accounts payable, accrued liabilities and other	(3,994)	908
Net cash used in operating activities	(2,402)	(39,300)

Cash flow from investing activities:
Capital expenditures	(22,962)	(36,178)
Proceeds from sale of assets, net of fees	8,586	—
Payments on master lease obligations	(649)	(730)
Other	—	5
Net cash used in investing activities	(15,025)	(36,903)

Cash flow from financing activities:
Borrowings from project loans	27,672	41,656
Payments on project and term loans	(25,058)	(8,472)
Payment of dividends	(356)	(678)
Finance lease principal payments	(12)	(11)
Stock-based awards net payments	(376)	(789)
Noncontrolling interest contributions	3,600	40,000
Purchases of treasury stock	—	(2,064)
Financing costs	(139)	(2,758)
Net cash provided by financing activities	5,331	66,884
Net decrease in cash, cash equivalents and restricted cash	(12,096)	(9,319)
Cash, cash equivalents and restricted cash at beginning of year	32,432	45,709
Cash, cash equivalents and restricted cash at end of period	$20,336	$36,390
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Vested stock-based awards	78	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	442	—	—	—	442	—	442
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Excise tax on 2023 common stock repurchases	—	—	—	—	—	(22)	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	4,552	—	—	4,552	(855)	3,697
Balance at March 31, 2024	9,664	97	199,674	31,197	1,599	(33,395)	197,573	102,271	299,844
Vested stock-based awards	12	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	434	—	—	—	434	—	434
Total comprehensive loss	—	—	—	(1,725)	—	—	(1,725)	(1,053)	(2,778)
Balance at June 30, 2024	9,676	97	200,114	29,472	1,599	(33,395)	196,288	101,218	297,506
Vested stock-based awards	9	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	437	—	—	—	437	—	437
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,600	3,600
Total comprehensive loss	—	—	—	(364)	—	—	(364)	(1,050)	(1,414)
Balance at September 30, 2024	9,685	$97	$200,557	$29,108	1,599	$(33,395)	$196,367	$103,768	$300,135

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
Vested stock-based awards	40	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	529	—	—	—	529	—	529
Tender of shares for stock-based awards	—	—	—	—	11	(216)	(216)	—	(216)
Common stock repurchases	—	—	—	—	44	(894)	(894)	—	(894)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(5,801)	—	—	(5,801)	(472)	(6,273)
Balance at March 31, 2023	9,479	94	196,308	35,651	1,503	(31,181)	200,872	104,353	305,225
Vested stock-based awards	93	2	—	—	—	—	2	—	2
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	505	—	—	—	505	—	505
Tender of shares for stock-based awards	—	—	—	—	28	(573)	(573)	—	(573)
Common stock repurchases	—	—	—	—	31	(695)	(695)	—	(695)
Total comprehensive loss	—	—	—	(5,301)	—	—	(5,301)	(8)	(5,309)
Balance at June 30, 2023	9,572	96	196,819	30,350	1,562	(32,449)	194,816	104,345	299,161
Vested stock-based awards	14	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	468	—	—	—	468	—	468
Common stock repurchases	—	—	—	—	18	(475)	(475)	—	(475)
Total comprehensive loss	—	—	—	(2,844)	—	—	(2,844)	(373)	(3,217)
Balance at September 30, 2023	9,586	$96	$197,293	$27,506	1,580	$(32,924)	$191,971	$103,972	$295,943

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

Related Party Transactions. In April 2022, Stratus hired the son of Stratus’ President and Chief Executive Officer as an employee at an annual salary of $100 thousand. As an employee, he received the same health and retirement benefits provided to all Stratus employees, annual incentive awards and two awards under the Profit Participation Incentive Plan (PPIP). In first-quarter 2023, he received $22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. In first-quarter 2024, he received $22 thousand as an annual incentive award for 2023, and his annual salary was increased to $124 thousand. In September 2024, the employee resigned from employment with Stratus, resulting in the forfeiture of his two outstanding awards under the PPIP. Refer to Note 7 for discussion of the PPIP. For additional information regarding Stratus’ related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1 and 2 in the Stratus 2023 Form 10-K.

2.    EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net loss and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss and total comprehensive loss	$(1,414)	$(3,217)	$(495)	$(14,799)
Total comprehensive loss attributable to noncontrolling interests	1,050	373	2,958	853
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(364)	$(2,844)	$2,463	$(13,946)

Basic weighted-average shares of common stock outstanding	8,080	8,003	8,059	7,993
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	—	127	—
Diluted weighted-average shares of common stock outstanding	8,080	8,003	8,186	7,993

Basic net (loss) income per share attributable to common stockholders	$(0.05)	$(0.36)	$0.31	$(1.74)

Diluted net (loss) income per share attributable to common stockholders	$(0.05)	$(0.36)	$0.30	$(1.74)
a.Excludes 185 thousand shares for third-quarter 2024, 178 thousand shares for third-quarter 2023 and 232 thousand shares for the first nine months of 2023 of common stock associated with RSUs that were anti-dilutive as a result of net losses. Excludes 17 thousand shares for the first nine months of 2024 of common stock associated with RSUs that were anti-dilutive.

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

Operating Loans/Additional Capital Contributions to Partnerships. In 2023, Stratus made operating loans totaling $2.3 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In February 2024 and August 2024, Stratus made additional operating loans of $2.4 million and $1.1 million, respectively, to Stratus Block 150, L.P. The loans are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. Until February 2024, the interest rate on the loans was the one-month Bloomberg Short Term Bank Yield Index (BSBY) Rate plus 5.00 percent. In February 2024, the interest rate on the loans was changed to the one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent.

In June 2023, Stratus made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which had risen above the amount originally budgeted due to interest rate increases over the past two years. In October 2023 and January 2024, Stratus made additional operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P., and the Class B Limited Partner made operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P. In April 2024, Stratus made an additional operating loan of $85 thousand to The Saint June, L.P., and the Class B Limited Partner made an additional operating loan of $165 thousand to The Saint June, L.P. The loans bear interest at the one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

In September 2024, Stratus contributed additional capital of $400 thousand in cash to The Saint George Apartments, L.P., representing its 10 percent equity share, and the Class B Limited Partner contributed additional capital of $3.6 million in cash to The Saint George Apartments, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases over the past two years.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	September 30, 2024	December 31, 2023
Assets: [a]
Cash and cash equivalents	$7,796	$5,531
Restricted cash	413	193
Real estate under development	135,941	140,347
Land available for development	36,403	1,911
Real estate held for investment	82,108	87,005
Lease right-of-use assets	217	420
Other assets	3,206	3,122
Total assets	266,084	238,529
Liabilities: [b]
Accounts payable	9,280	12,751
Accrued liabilities, including taxes	2,965	1,793
Debt	126,529	100,205
Lease liabilities	219	421
Other liabilities	276	391
Total liabilities	139,269	115,561
Net assets	$126,815	$122,968
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

4.    ASSET SALES
The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to a Pad Sites Master Lease entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2023 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” A related contract liability is presented as a deferred gain in the consolidated balance sheets in the amount of $2.1 million at September 30, 2024 and $2.7 million at December 31, 2023. The reduction in the deferred gain balance primarily reflects Pad Sites Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Sites Master Lease payments.
Amarra Villas. In third-quarter 2024, Stratus sold one of the Amarra Villas homes for $4.0 million. In second-quarter 2024, Stratus sold one of the Amarra Villas homes for $3.6 million. In first-quarter 2024, Stratus sold two of the Amarra Villas homes for a total of $7.6 million. In first-quarter 2023, Stratus sold one of the Amarra Villas homes for $2.5 million.
Magnolia Place. In third-quarter 2024, Stratus completed the sale of Magnolia Place – Retail for $8.9 million, generating a pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. In first-quarter 2024, Stratus completed the sale of approximately 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for

$14.5 million. In connection with this sale, the Magnolia Place construction loan, which had a balance of $8.8 million, was repaid.

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

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	September 30, 2024	December 31, 2023
Comerica Bank revolving credit facility	$—	$—
Jones Crossing loan	22,402	22,340
The Annie B land loan	12,556	13,983
Construction loans:
The Saint George	42,555	24,657
The Saint June	30,525	27,668
Kingwood Place	28,894	28,160
Lantana Place	22,744	22,961
Holden Hills	12,000	5,736
West Killeen Market	5,210	5,250
Amarra Villas credit facility	4,654	15,682
Magnolia Place	—	8,731
Total debt [a]	$181,540	$175,168
a.Includes net reductions for unamortized debt issuance costs of $1.4 million at September 30, 2024, and $2.2 million at December 31, 2023.

Comerica Bank revolving credit facility. As of September 30, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.9 million, resulting in availability of $39.6 million, net of letters of credit. Letters of credit, totaling $13.3 million, have been issued under the revolving credit facility, $11.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway.

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

The Saint June construction loan. In October 2024, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2025; (ii) increase the aggregate commitment under the loan by $2.0 million to $32.3 million; (iii) decrease the interest rate applicable margin from 2.85 percent to 2.35 percent; and (iv) require payment of an exit fee for prepayments and repayments of the loan of 1.00 percent of the principal amount of such amounts repaid, subject to certain exceptions. Accordingly, the loan bears interest at the one-month Term SOFR plus 2.35 percent, subject to a 3.50 percent floor. The loan is payable in monthly installments of principal and interest of approximately $40,000, with the outstanding principal due at maturity. The Saint June, L.P. has an option to extend the maturity of the loan for an additional 12-month term if certain conditions are met.

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

Principal paydowns occur as homes are sold, and amounts are borrowed as homes are constructed. Paydowns made in connection with a sale of an Amarra Villas home reduce the commitment amount by the amount of the payment, and such amounts may not be re-borrowed. In third-quarter 2024, Stratus made a $3.7 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes. In second-quarter 2024, Stratus made a $3.5 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes. In first-quarter 2024, Stratus made principal payments totaling $7.2 million on the credit facility upon the closing of the sales of two of the Amarra Villas homes. In first-quarter 2023, Stratus made a $2.2 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes.

Magnolia Place construction loan. In February 2024, this loan was repaid in full in connection with the sale of approximately 47 acres of undeveloped land.

Change in benchmark interest rate on the Comerica Bank revolving credit facility and The Saint George and Holden Hills construction loans. In November 2024, in connection with the discontinuance of the BSBY benchmark rate, the benchmark interest rate on the Comerica Bank revolving credit facility and The Saint George and Holden Hills construction loans will be replaced. As adjusted, advances under the Comerica Bank revolving credit facility will bear interest at one-month Term SOFR plus 0.50 percent (with a floor of 0.00 percent), plus 4.00 percent. As adjusted, advances under The Saint George construction loan will bear interest at one-month Term SOFR plus 0.60 percent (with a floor of 0.00 percent) plus 2.35 percent. As adjusted, advances under the Holden Hills construction loan will bear interest at one-month Term SOFR plus 0.60 percent (with a floor of 0.50 percent), plus 3.00 percent.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2023 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.0 million in third-quarter 2024, $3.4 million in third-quarter 2023, $11.9 million for the first nine months of 2024 and $8.7 million for the first nine months of 2023. All of these interest costs were capitalized for all periods presented. Capitalized interest is primarily related to development activities at our Barton Creek properties (primarily Amarra Villas, Holden Hills and Section N) and The Saint George for the 2024 periods. Capitalized interest was primarily related to development activities at our Barton Creek properties (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for the 2023 periods.

Equity
The Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan, Kingwood Place construction loan and Holden Hills construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, with written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities included $0.3 million as of September 30, 2024, and $0.6 million as of December 31, 2023, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

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

In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of September 30, 2024, Stratus had not purchased any shares under the new program.

7.    PROFIT PARTICIPATION INCENTIVE PLAN AND LONG-TERM INCENTIVE PLAN
In July 2018, the Compensation Committee (the Committee) adopted the PPIP. In February 2023, the Committee approved the Long-term Incentive Plan (LTIP), which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Notes 1 and 8 of the Stratus 2023 Form 10-K for further discussion.

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

A summary of PPIP/LTIP costs follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Charged to general and administrative expense	$9	$(205)	$168	$84
Capitalized (credited) to project development costs	(71)	136	42	237
Total PPIP/LTIP costs	$(62)	$(69)	$210	$321

At September 30, 2024, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and outstanding awards under the LTIP included The Saint George. The accrued liability for the PPIP and LTIP totaled $1.8 million at September 30, 2024, and $3.1 million at December 31, 2023 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2023 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both September 30, 2024 and December 31, 2023. Stratus has recorded a deferred tax asset totaling $173 thousand at both September 30, 2024 and December 31, 2023 related to state income taxes.

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

The difference between Stratus’ consolidated effective income tax rate of (70) percent for the first nine months of 2024 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of September 30, 2024, and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of (16) percent for the first nine months of 2023 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of September 30, 2023, and the executive compensation limitation.

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

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint June, West Killeen Market, Kingwood Place, the retail portion of Lantana Place, the completed retail portion of Jones Crossing, retail pad sites subject to ground leases at Lantana Place, Kingwood Place and Jones Crossing, and, prior to its sale in third-quarter 2024, the retail portion of Magnolia Place.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Real Estate Operations:
Developed property sales	$3,950	$—	$15,198	$2,493
Undeveloped property sales	—	—	14,500	—
Commissions and other	21	—	25	58
	3,971	—	29,723	2,551
Leasing Operations:
Rental revenue	4,920	3,669	14,165	10,450
	4,920	3,669	14,165	10,450

Total revenues from contracts with customers	$8,891	$3,669	$43,888	$13,001

Financial Information by Business Segment. Summarized financial information by segment for the three months ended September 30, 2024, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$3,971	$4,920	$—	$8,891
Cost of sales, excluding depreciation and amortization	(5,344)	(1,964)	—	(7,308)
Depreciation and amortization	(48)	(1,333)	16	(1,365)
Gain on sale of assets [c]	—	1,626	—	1,626
General and administrative expenses	—	—	(3,363)	(3,363)
Operating (loss) income	$(1,421)	$3,249	$(3,347)	$(1,519)
Capital expenditures and purchases and development of real estate properties	$6,608	$6,820	$—	$13,428
Total assets at September 30, 2024 [d]	349,701	154,257	19,222	523,180
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Represents a pre-tax gain on the sale of Magnolia Place – Retail in third-quarter 2024 of $1.6 million.
d.Corporate, eliminations and other includes cash and cash equivalents and restricted cash of $18.7 million. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

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

Summarized financial information by segment for the first nine months ended September 30, 2024, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$29,723	$14,165	$—	$43,888
Cost of sales, excluding depreciation and amortization	(25,046)	(5,384)	—	(30,430)
Depreciation and amortization	(136)	(4,080)	48	(4,168)
Gain on sale of assets [c]	—	1,626	—	1,626
General and administrative expenses	—	—	(11,670)	(11,670)
Operating income (loss)	$4,541	$6,327	$(11,622)	$(754)
Capital expenditures and purchases and development of real estate properties	$22,925	$22,962	$—	$45,887
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Represents a pre-tax gain on the sale of Magnolia Place – Retail in third-quarter 2024 of $1.6 million.

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

10.    SUBSEQUENT EVENTS
Stratus evaluated events after September 30, 2024, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

From time to time, when deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we may return capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million, respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program.

Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. Refer to Note 3. We expect to continue to limit use of our revolving credit facility and to retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business.

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

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills joint venture and our share (related to Section N) of the cost of the Tecoma Improvements. As of September 30, 2024, the Holden Hills partnership had $4.4 million remaining to complete the Tecoma Improvements. However, during 2023 and the first nine months of 2024, we made operating loans totaling $3.3 million and $3.9 million, respectively, to the limited partnerships for The Annie B and for The Saint June. The Class B limited partner also made operating loans of $250 thousand and $504 thousand during 2023 and the first nine months of 2024, respectively, to the limited partnership for The Saint June. In third-quarter 2024, we contributed additional capital of $400 thousand in cash representing our 10 percent equity share, and the Class B limited partner contributed additional capital of $3.6 million in cash, each to the limited partnership for The Saint George. We anticipate making future operating loans to the limited partnership for The Annie B totaling up to $2.6 million over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnership. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

As of September 30, 2024, consolidated cash totaled $19.6 million and we had $39.6 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. During the first nine months of 2024, interest rates stabilized but costs remain elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023 and the first nine months of 2024, among other things, we completed construction and began and substantially completed the lease-up of The Saint June multi-family project, continued construction of The Saint George multi-family project, advanced road and utility infrastructure construction on the Holden Hills project, managed our completed retail projects and advanced entitlements on other projects. In addition, during 2023 and the first nine months of 2024, we sold five Amarra Villas homes for a total of $17.7 million, 47 acres of undeveloped land at Magnolia Place for $14.5 million and Magnolia Place – Retail for $8.9 million, described further below.

As of September 30, 2024, our retail and multi-family portfolio consisted of five stabilized projects, namely The Saint June, Jones Crossing – Retail, Kingwood Place, Lantana Place – Retail and West Killeen Market. As previously disclosed, we had been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million; however, in June 2024 the buyer failed to close and we elected to terminate the contract. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. We have paused exploring the sales of West Killeen Market, Lantana Place – Retail and Kingwood Place, deciding to retain these cash-flowing properties at this time.

Although 2023 and the first nine months of 2024 were challenging, we see reasons for optimism regarding improving real estate market conditions in our markets over the next 12 months. Among other things, the Federal Reserve lowered interest rates in September 2024 for the first time in four years, lowered interest rates again in November 2024, and there could be additional cuts in the future. In October 2024, we extended the maturity of The Saint June construction loan at a lower rate and with additional proceeds of approximately $1.5 million after closing costs. We are currently discussing options to refinance the Kingwood Place construction loan, the Lantana Place construction loan and the Jones Crossing loan, with the expectation of tighter spreads and with potential additional proceeds. We expect to refinance the Kingwood Place construction loan on or before the December 6, 2024 maturity date. We also expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

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

Revenue in our Leasing Operations segment is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. Our Leasing Operations segment does not have exposure to office space. We also generate income from the sale of our leased properties from time to time, depending on market conditions.

Summary financial results for the third-quarter and first nine months of 2024. Our revenues totaled $8.9 million in third-quarter 2024 and $43.9 million for the first nine months of 2024, compared with $3.7 million in third-quarter 2023 and $13.0 million for the first nine months of 2023. The $27.2 million increase in revenues from our Real Estate Operations segment in the first nine months of 2024, compared to the first nine months of 2023, is primarily a result of the sales of approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million and four Amarra Villas homes for an aggregate of $15.2 million in the first nine months of 2024, compared with the sale of one Amarra Villas home in the first nine months of 2023 for $2.5 million. The $4.0 million in revenues in our Real Estate Operations segment in third-quarter 2024, compared to no revenues in third-quarter 2023, is primarily a result of the sale of one Amarra Villas home in the third quarter of 2024 for $4.0 million compared to no sales in the prior period. In addition, revenues from our Leasing Operations segment increased in both the three and nine-month 2024 periods, primarily reflecting new revenue from The Saint June, which had minimal rental revenue in the 2023 periods as it commenced operations in mid-2023, as well as increased revenue from Kingwood Place and Lantana Place – Retail primarily due to new leases. During the three and nine months ended September 30, 2024, we recorded a $1.6 million pre-tax gain on the sale of Magnolia Place – Retail. Refer to “Results of Operations” below for further discussion of our segments.

Our net loss attributable to common stockholders totaled $0.4 million, or $0.05 per diluted share in third-quarter 2024, compared to $2.8 million, or $0.36 per diluted share, in third-quarter 2023. During the first nine months of 2024 our net income attributable to common stockholders totaled $2.5 million, or $0.30 per diluted share, compared to net loss attributable to common stockholders of $13.9 million, or $1.74 per diluted share, during the first nine months of 2023.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2023 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2023, we completed and sold one home for $2.5 million. In first-quarter 2024, we completed construction on two of the homes, and we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold another Amarra Villas home for $3.6 million. In third-quarter 2024, we sold one Amarra Villas home for $4.0 million, leaving one completed home in inventory as of September 30, 2024. In November 2024, we sold one Amarra Villas home for $3.8 million. Construction on the last four homes continues to progress and is expected to be completed in fourth-quarter 2024. As of November 8, 2024, five homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one-, two- and three- bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. As of November 8, 2024, occupancy of The Saint June was approximately 97 percent.

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

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, during 2023 we secured the right to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Our goal is to commence construction on the multi-family project or to sell the site, as soon as infrastructure construction, which has not yet started, is complete and market conditions warrant. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

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

Magnolia Place
In February 2024, we completed the sale of approximately 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million was repaid. Following the sale, we retained our potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of potential future reimbursement from the municipal utility district (MUD).

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

Stabilized Retail Projects
As of September 30, 2024, we also owned and operated the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of September 30, 2024, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space.
•Jones Crossing - Retail is part of our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of September 30, 2024, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease. The Jones Crossing site has additional commercial development potential of approximately 104,750 square feet of commercial space.
•Lantana Place – Retail is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of September 30, 2024, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store. As of September 30, 2024, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.
As previously disclosed, we had been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In first-quarter 2024, we entered into a contract to sell West Killeen Market for $12.8 million; however, in June 2024 the buyer failed to close and we elected to terminate the contract. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. We have paused exploring the sales of West Killeen Market, Lantana Place – Retail and Kingwood Place, deciding to retain these cash-flowing properties at this time.

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

Market Conditions

Our industry has been experiencing inflation, higher borrowing costs, tightened bank credit, more limited availability of equity capital, increased construction costs, higher labor costs, labor shortages, and supply chain constraints. Inflation in the U.S. increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained above the U.S. Federal Reserve’s target inflation rate of two percent through October 2024. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis (although in September and November 2024, the Federal Reserve lowered the federal funds target rate by 50 basis points and 25 basis points, respectively). These factors have increased our costs, adversely impacted the projected profitability of our new projects, delayed the start of or completion of projects, adversely impacted our ability to raise equity capital on attractive terms and in our desired time frame and adversely impacted our ability to sell some properties at attractive prices in our desired time frame.

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans and an equity contribution to some of our joint ventures, and we expect to make additional operating loans during the next 12 months. Refer to Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K for more information regarding our risk factors.

Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly due to growth in the technology-related sector in the region and, during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration. Although prices and demand for residential real estate in the Austin area generally moderated and in some submarkets declined during 2023 and the first nine months of 2024, we believe the residential market in Austin remains attractive compared to other U.S. urban markets. The U.S. Federal Reserve lowered rates by 50 basis points in September 2024 and by 25 basis points in November 2024, and there could be additional cuts in the future, although there is no certainty with respect to the timing and pace of potential decreases or if such decreases will occur. We continue to see reasons for optimism regarding improving real estate market conditions in our Texas markets over the next 12 months.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures, refinancings or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein and in our 2023 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of our operating segments. Corporate, eliminations and other include consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein.

The following table summarizes our operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating (loss) income:
Real Estate Operations [a]	$(1,421)	$(1,505)	$4,541	$(6,215)
Leasing Operations	3,249	1,354	6,327	3,900
Corporate, eliminations and other [b]	(3,347)	(3,178)	(11,622)	(11,959)
Operating loss	(1,519)	(3,329)	(754)	(14,274)
Total comprehensive loss attributable to noncontrolling interests	1,050	373	2,958	853
Net (loss) income attributable to common stockholders	$(364)	$(2,844)	$2,463	$(13,946)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

We have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Developed property sales	$3,950	$—	$15,198	$2,493
Undeveloped property sales	—	—	14,500	—
Commissions and other	21	—	25	58
Total revenues	3,971	—	29,723	2,551
Cost of sales, excluding depreciation and amortization	(5,344)	(1,467)	(25,046)	(8,651)
Depreciation and amortization	(48)	(38)	(136)	(115)
Operating (loss) income	$(1,421)	$(1,505)	$4,541	$(6,215)

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2024			2023
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$3,950	$3,266	—	$—	$—
Total Residential	1	$3,950		—	$—

	Nine Months Ended September 30,
	2024			2023
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	4	$15,198	$3,173	1	$2,493	$2,243
Total Residential	4	$15,198		1	$2,493

The increase in revenues from developed property sales for third-quarter 2024, compared to third-quarter 2023, reflects the sale of one Amarra Villas home in third-quarter 2024 for $4.0 million compared to no sales in third-quarter 2023. The increase in revenues for the first nine months of 2024 compared to the first nine months of 2023, reflects the sales of four Amarra Villas homes in the 2024 period compared to the sale of one Amarra Villas home in the 2023 period, as well as an increase in average sales price by approximately 52 percent, from $2.5 million per home in the first nine months of 2023 to $3.8 million per home in the first nine months of 2024. In November 2024, we sold another Amarra Villas home for $3.8 million. No assurances can be given that future sale prices will be as high as sale prices to date in 2024.

Undeveloped Property Sales. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land at Magnolia Place that was planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million.

Real Estate Cost of Sales. Cost of sales, excluding depreciation and amortization, includes costs of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales increased to $5.3 million in third-quarter 2024, compared to $1.5 million in third-quarter 2023, primarily reflecting the sale of one Amarra Villas home in third-quarter 2024 while there were no property sales in third-quarter 2023. Cost of sales increased to $25.0 million for the first nine months of 2024, compared to $8.7 million for the first nine months of 2023, primarily reflecting the sale of undeveloped property at Magnolia Place and the sales of four Amarra Villas homes in the first nine months of 2024 compared with no undeveloped property sales and the sale of one Amarra Villas home in the first nine months of 2023. In addition, the average cost of the Amarra Villas homes sold increased by approximately 41 percent. Cost of sales for the three and nine-month periods in 2024 include a $721 thousand charge to write off previously capitalized costs related to a change in development plans for one of our properties.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Rental revenue	$4,920	$3,669	$14,165	$10,450
Rental cost of sales, excluding depreciation	(1,964)	(1,381)	(5,384)	(3,786)
Depreciation	(1,333)	(934)	(4,080)	(2,764)
Gain on sale of assets	1,626	—	1,626	—
Operating income	$3,249	$1,354	$6,327	$3,900

Rental Revenue. In the 2024 periods, rental revenue primarily included revenue from Lantana Place – Retail, Kingwood Place, The Saint June, Jones Crossing – Retail, West Killeen Market and Magnolia Place – Retail. In the 2023 periods, rental revenue primarily included revenue from Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail, West Killeen Market, Magnolia Place – Retail and The Saint June. The increase in rental revenue in the 2024 periods, compared with the 2023 periods, primarily reflects revenue from The Saint June, which had minimal rental revenue in the 2023 periods as it commenced operations in mid-2023, as well as increased revenue at Kingwood Place and Lantana Place – Retail, primarily due to new leases.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2024 periods compared with the 2023 periods, primarily as a result of The Saint June, which had minimal operating expenses in the 2023 periods, partially offset by the costs of landscaping repairs and replacements at retail properties following the Texas winter storm in February 2023.

Gain on Sale of Assets. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses were $3.4 million in third-quarter 2024 and $11.7 million for the first nine months of 2024, compared to $3.2 million in third-quarter 2023 and $12.0 million for the first nine months of 2023.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.0 million in third-quarter 2024 and $11.9 million for the first nine months of 2024, compared with $3.4 million in third-quarter 2023 and $8.7 million for the first nine months of 2023. Interest costs in the 2024 periods were higher, compared to the 2023 periods, primarily reflecting higher interest rates as well as an increase in average debt balances. As of September 30, 2024, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased over the past year, including the first nine months of 2024, although interest rates on our loans have declined slightly since the Federal Reserve lowered interest rates by 50 basis points in September 2024. In November 2024, the Federal Reserve further lowered interest rates by 25 basis points.

All of the interest costs were capitalized for all periods presented. Capitalized interest is primarily related to development activities at our Barton Creek properties (primarily Amarra Villas, Holden Hills and Section N) and The Saint George for the 2024 periods. Capitalized interest was primarily related to development activities at our Barton Creek properties (primarily Holden Hills, Section N and The Saint June), The Saint George and The Annie B for the 2023 periods.

Provision for Income Taxes. We recorded a provision for income taxes of $58 thousand in third-quarter 2024 and $0.2 million for the first nine months of 2024, compared to $0.4 million in third-quarter 2023 and $2.0 million for the first nine months of 2023. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of losses totaled $1.1 million in third-quarter 2024 and $3.0 million for the first nine months of 2024, compared to $0.4 million in third-quarter 2023 and $0.9 million for the first nine months of 2023. The increases in both periods were primarily due to increased interest expense for Stratus Block 150, L.P., and The Saint June, L.P., and initial operating expenses for The Saint George Apartments, L.P., which is expected to be substantially completed in fourth-quarter 2024.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Nine Months Ended September 30, 2024 and 2023
Operating Activities. Cash used in operating activities totaled $2.4 million for the first nine months of 2024, compared with $39.3 million for the first nine months of 2023. Operating cash flow improved as a result of higher revenue from property sales in the first nine months of 2024. Expenditures for purchases and development of real estate properties totaled $22.9 million for the first nine months of 2024 and $34.7 million for the first nine months of 2023, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and Holden Hills.

Investing Activities. Cash used in investing activities totaled $15.0 million for the first nine months of 2024 and $36.9 million for the first nine months of 2023. Capital expenditures totaled $23.0 million for the first nine months of 2024, primarily for The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail, and $36.2 million for the first nine months of 2023, primarily for The Saint George and The Saint June. These uses of cash in the first nine months of 2024 were partially offset by $8.6 million in proceeds from the sale of Magnolia Place – Retail.

Financing Activities. Cash provided by financing activities totaled $5.3 million for the first nine months of 2024 and $66.9 million for the first nine months of 2023. During both the first nine months of 2024 and 2023, we had no net borrowings on the Comerica Bank revolving credit facility. During the first nine months of 2024, net borrowings on other project and term loans totaled $2.6 million, primarily reflecting borrowings on The Saint George and Holden Hills construction loans and the Amarra Villas credit facility partially offset primarily by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and The Annie B land loan. During the first nine months of 2023, net borrowings on other project and term loans totaled $33.2 million, primarily reflecting borrowings on The Saint George construction loan, The Saint June construction loan and the Amarra Villas credit facility, partially offset by the payoff of the New Caney land loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2024.
During the first nine months of 2024, we contributed additional capital of $400 thousand in cash, and the Class B limited partner contributed additional capital of $3.6 million in cash, each to The Saint George Apartments, L.P. to support the partnership’s ability to pay its construction loan interest, which had exceeded the amount budgeted due to interest rate increases over the past two years. During the first nine months of 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills partnership.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to shareholders of record as of September 19, 2022. During the first nine months of 2024 and 2023, $0.4 million and $0.7 million, respectively, of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $0.3 million of dividends accrued for unvested RSUs presented in accrued liabilities as of September 30, 2024. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In 2022, after receiving written consent from Comerica Bank, our Board also approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. During the first nine months of 2023, we spent $2.1 million on share repurchases under the program. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program, we acquired 389,378 shares of our common stock for a cost of $10.0 million at an average price of $25.68 per share.

In November 2023, after receiving written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. As of September 30, 2024, we had not repurchased any shares under the new program.

Revolving Credit Facility and Other Financing Arrangements
As of September 30, 2024, we had $19.6 million in cash and cash equivalents and restricted cash of $0.7 million, and no amount was borrowed under our revolving credit facility. Of the $19.6 million in consolidated cash and cash equivalents at September 30, 2024, $7.8 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements.

As of September 30, 2024, we had total debt of $182.9 million based on the principal amounts outstanding compared with $177.4 million at December 31, 2023. As of September 30, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.9 million, resulting in availability of $39.6 million, net of letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N and $2.3 million of which secure our obligation to construct and pay for certain utility infrastructure in Lakeway, Texas. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of September 30, 2024.

In 2023, we made operating loans totaling $2.3 million to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs of The Annie B project during the pre-construction period. In February 2024 and August 2024, we made additional operating loans of $2.4 million and $1.1 million, respectively, to Stratus Block 150, L.P. The loans are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. Until February 2024, the interest rate on the loans was the one-month Bloomberg Short Term Bank Yield Index (BSBY) Rate plus 5.00 percent. In February 2024, the interest rate on the loans was changed to the one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent.

In June 2023, we made an operating loan of $750 thousand to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which had risen above the amount budgeted due to interest rate increases over the past two years. In October 2023 and January 2024, we made additional operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P., and the Class B Limited Partner made operating loans of $250 thousand and $339 thousand, respectively, to The Saint June, L.P. In April 2024, we made an additional operating loan of $85 thousand to The Saint June, L.P., and the Class B Limited Partner made an additional operating loan of $165 thousand to The Saint June, L.P. The loans bear interest at the one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners.

In third-quarter 2024, we contributed additional capital of $400 thousand in cash, and the Class B limited partner contributed additional capital of $3.6 million in cash, each to The Saint George Apartments, L.P. to support the partnership’s ability to pay its construction loan interest, which had exceeded the amount budgeted due to interest rate increases over the past two years.

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

In October 2024, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2025; (ii) increase the aggregate commitment under the loan by $2.0 million to $32.3 million; (iii) decrease the interest rate applicable margin from 2.85 percent to 2.35 percent; and (iv) require payment of an exit fee for prepayments and repayments of the loan of 1.00 percent of the principal amount of such amounts repaid, subject to certain exceptions. Accordingly, the loan bears interest at the one-month Term SOFR plus 2.35 percent, subject to a 3.50 percent floor. The loan is payable in monthly installments of principal and interest of approximately $40,000, with the outstanding principal due at maturity. The Saint June, L.P. has an option to extend the maturity of the loan for an additional 12-month term if certain conditions are met. After closing costs, The Saint June, L.P. intends to use the remaining portion of the $1.5 million proceeds of the loan primarily for partial repayment of operating loans to the partnership from Stratus and the Class B Limited Partner.

During the first nine months of 2024, we paid off the $8.8 million Magnolia Place construction loan in connection with our sale of approximately 47 acres of undeveloped land, and we made principal payments of $14.4 million on our Amarra Villas credit facility in connection with our sales of four Amarra Villas homes. We also increased borrowings under The Saint George, Holden Hills and The Saint June construction loans. Refer to Note 6 for further discussion.

We are currently discussing options to refinance the Kingwood Place construction loan, the Lantana Place construction loan and the Jones Crossing loan, with the expectation of tighter spreads and with potential additional proceeds. We expect to refinance the Kingwood Place construction loan on or before the December 6, 2024 maturity date. We also expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline.

Our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2023 Form 10-K for a discussion of the financial covenants in our debt agreements. As of September 30, 2024, we were in compliance with all of our financial covenants.

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

Debt Maturities
The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2024 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	22,581	—		—	22,581
The Annie B land loan	—	12,600	—	—	—	—	12,600
Construction loans:
The Saint George	—	—	43,203	—	—	—	43,203
The Saint June [a]	30,540	—	—	—	—	—	30,540
Kingwood Place [b]	28,924	—	—	—	—	—	28,924
Lantana Place	86	355	384	21,982	—	—	22,807
Holden Hills	—	—	12,395	—	—	—	12,395
West Killeen Market	16	5,197	—	—	—	—	5,213
Amarra Villas credit facility	—	—	4,654	—	—	—	4,654
Total	$59,566	$18,152	$83,217	$21,982	$—	$—	$182,917
a.Includes operating loans from our third-party partner of $753 thousand. The maturity date of The Saint June construction loan was October 2, 2024. In October 2024, The Saint June construction loan was modified to extend the maturity to October 2, 2025. We have the option to extend the maturity for an additional 12-month terms if certain conditions are met.
b.The maturity date is December 6, 2024. We are currently discussing options to refinance the loan and expect to extend the loan on or before the maturity date.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Comerica Bank revolving credit facility [a]	—%	—%	—%	—%
Jones Crossing loan	7.68	7.57	7.69	7.16
The Annie B land loan	8.41	8.25	8.41	7.83
Construction loans:
The Saint George [b]	7.69	7.66	7.70	7.63
The Saint June	8.16	8.13	8.18	7.76
Kingwood Place	8.16	7.87	8.18	7.56
Lantana Place	7.67	7.66	7.71	7.33
Holden Hills [c]	8.34	8.36	8.36	8.36
West Killeen Market	8.01	7.98	8.06	7.64
Amarra Villas credit facility	8.40	8.27	8.38	7.95
Magnolia Place [d]	—	8.63	—	7.89
a.We did not have an outstanding balance during any of the periods presented. At September 30, 2024, the interest rate for the revolving credit facility was 8.88 percent.

b.We did not have an outstanding balance during first-quarter 2023.
c.We did not have an outstanding balance during first-quarter and second-quarter 2023.
d.In February 2024, this loan was repaid with proceeds from the sale of approximately 47 acres of undeveloped land.

Liquidity Outlook
We had firm commitments totaling approximately $15.3 million at September 30, 2024 primarily related to construction of The Saint George and Holden Hills. We have construction loans to fund these projected cash outlays for the projects over the next 12 months. However, we anticipate making operating loans to Stratus Block 150, L.P. and paying 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills partnership. As of September 30, 2024, the Holden Hills partnership had $4.4 million remaining to complete the Tecoma Improvements. Also, we anticipate making future operating loans to Stratus Block 150, L.P. totaling up to $2.6 million over the next 12 months to enable the partnership to pay debt service and project costs. The operating loans would bear interest at the one-month SOFR Rate plus 5.00 percent, would be subordinate to The Annie B land loan and would be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (West Killeen Market, Jones Crossing – Retail, Lantana Place – Retail, Kingwood Place and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. We expect to sell additional Amarra Villas homes and may sell certain lots or tracts of undeveloped land. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we have cash on hand of $19.6 million at September 30, 2024 and availability under our revolving credit facility (which matures on March 27, 2025) of approximately $39.6 million as of September 30, 2024 which is expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities of, or to refinance, our outstanding debt that matures in the next 12 months, and to successfully extend or refinance our revolving credit facility prior to maturity. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main source of revenue and cash flow is expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2023 Form 10-K and “Risk Factors” included in Part I, Item 1A. of our 2023 Form 10-K for further discussion.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to inflation, interest rates, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans or capital contributions to our joint ventures, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, increases in inflation and interest rates, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental risks, litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement any revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K, filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part 1, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended September 30, 2024.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended September 30, 2024, and the approximate dollar value of shares remaining available for purchase pursuant to our $5.0 million share repurchase program as of September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
July 1, 2024 through July 31, 2024	—	$—	—	$5,000,000
August 1, 2024 through August 30, 2024	—	$—	—	$5,000,000
September 1, 2024 through September 30, 2024	—	$—	—	$5,000,000
Total	—	$—	—	$5,000,000
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

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

10.2	Amended and Restated Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated August 13, 2021.	X

10.3	Note by and between The Saint June, L.P. and TexasBank dated August 13, 2021.	X

10.4	Note by and between The Saint June, L.P. and Texas Capital Bank effective October 2, 2024.	X

10.5	Guaranty Agreement by Stratus Properties Inc. for the benefit of Texas Capital Bank, National Association dated June 2, 2021 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		10-K	001-37716	3/31/2022

10.6	Interest Rate Index Replacement Agreement dated January 3, 2023 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		10-K	001-37716	3/31/2023

10.7
Amendment to Loan Agreement by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, effective October 2, 2024.
X

10.8
Extension Agreement by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, effective October 2, 2024.
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

Date: November 13, 2024
S-1