Form 10-K
period 2024-12-31
STRATUS PROPERTIES INC
filed 2025-03-28
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $130.7 million on June 30, 2024.
Common stock issued and outstanding was 8,072,897 shares on March 26, 2025.
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

We generate revenues and cash flows primarily from the sale of our developed and undeveloped properties, the lease of our retail, mixed-use and multi-family properties and development and asset management fees received from our properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence built on the lot or a property that has been developed for lease. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,500 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our commercial real estate portfolio consists of stabilized retail properties or future retail and mixed-use development projects with no commercial office space. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family properties that we developed. Tenants in our retail and mixed-use properties are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services.

During the last three fiscal years we produced earnings and cash primarily from the following transactions:
•In 2024, the sales of five Amarra Villas homes for a total of $18.9 million, 47 acres of undeveloped land at Magnolia Place for $14.5 million, Magnolia Place – Retail for $8.9 million and one Amarra Drive Phase III lot for $1.4 million.
•In 2023, the formation of a joint venture to develop our 495-acre Holden Hills Phase 1 residential project within the Barton Creek community in Austin, resulting in a cash distribution and payment of $35.8 million to us.
•In 2022, the sale of our mixed-use real estate property Block 21 in downtown Austin, producing net cash proceeds of $112.3 million. We also completed the sale of substantially all of our non-core assets.

After the sale of Block 21 in May 2022, which eliminated our Hotel and Entertainment segments, our Board of Directors (the Board) and management team engaged in a strategic planning process, which included consideration of the uses of proceeds from recent property sales and our future business strategy. In September 2022, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock. Our Board also approved a share repurchase program authorizing repurchases of up to $10.0 million of our common stock, which was completed in October 2023. In November 2023, our Board authorized a new $5.0 million share repurchase program. As of March 21, 2025, $3.0 million remains available for repurchases under the program. We have continued our successful development program, with our proven team focusing on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. We have also continued to focus on developing properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved.

Largely as a result of cash received from the property sales and joint venture distribution discussed above and focused liquidity management on our part, as of December 31, 2024, consolidated cash and cash equivalents totaled $20.2 million, and we had $39.0 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. During 2024, interest rates stabilized but costs remained elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023 and 2024, among other things, we completed construction and lease-up of The Saint June multi-family project, continued construction of The Saint George multi-family project, advanced road and utility infrastructure construction of Holden Hills Phase 1, managed our completed retail projects and advanced entitlements on other projects. In addition, during 2023 and 2024, we sold six Amarra Villas homes for a total of $21.4 million, 47 acres of undeveloped land at Magnolia Place for $14.5 million, Magnolia Place – Retail for $8.9 million and an Amarra Drive Phase III lot for $1.4 million, described further below.

As of December 31, 2024, our retail and multi-family portfolio consisted of five stabilized projects, namely The Saint June, Jones Crossing – Retail, Kingwood Place, Lantana Place – Retail and West Killeen Market. As previously disclosed, we had been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. As described below, in fourth-quarter 2024 and first-quarter 2025, we amended or refinanced loans for The Saint June, Kingwood Place, Lantana Place and Jones Crossing, all at lower rates, and generated additional cash proceeds after property taxes, closing costs and partnership expenses of approximately $7.7 million in the aggregate.

Although 2023 and 2024 were challenging, we see reasons for optimism regarding improving real estate market conditions in our markets over the next 12 months. Among other things, the Federal Reserve lowered interest rates in September 2024 for the first time in four years, and lowered interest rates again in November and December 2024. In fourth-quarter 2024, we extended the maturity of The Saint June construction loan for one year at a lower rate and with additional cash proceeds of approximately $1.5 million after closing costs. We also refinanced the Kingwood Place construction loan with a three-year term loan at a lower rate and additional cash proceeds of approximately $2.0 million after partnership expenses and closing costs. In January 2025, we refinanced the Lantana Place construction loan with a four-year term loan at a lower rate and additional cash proceeds of approximately $3.0 million after property taxes and closing costs. In March 2025, we refinanced the Jones Crossing loan with a three-year term loan at a lower rate and additional cash proceeds of approximately $1.2 million after closing costs. We expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

Operations

The following discussion describes the properties included in our Real Estate Operations and Leasing Operations segments. Refer to Note 10, the section “Properties” below, and MD&A for more detailed discussion of the properties.

Real Estate Operations. Our Real Estate Operations segment is comprised of our properties under various stages of development: developed for sale, under development and available for development. As part of our real estate operations, we entitle, develop and sell properties, focused on the Austin, Texas area and other select markets in Texas. The current focus of our real estate operations is developing multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the properties we develop, depending on market conditions. Properties that we develop and then lease becomes part of our Leasing Operations (refer to “Leasing Operations” below).

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

Revenue from our Real Estate Operations segment accounted for 64 percent of our total revenue for 2024 and 15 percent for 2023. Revenue from our Real Estate Operations segment was a higher percentage of total revenue in 2024 compared to 2023 primarily due to significant revenue from sales of properties during 2024 as compared to 2023.

Real estate held for sale includes developed properties in the Real Estate Operations segment and at December 31, 2024 consisted of one residential lot in Amarra Drive Phase III and three Amarra Villas homes. See “Properties – Barton Creek” for further discussion.

The acreage under development and undeveloped as of December 31, 2024 that comprise our real estate operations other than real estate held for sale is presented in the following table.
•Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.
•Undeveloped acreage is presented according to anticipated uses for multi-family units, single-family lots and commercial space based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, the anticipated use of the undeveloped acreage may change over time, and there is no assurance that it will ever be developed. Undeveloped acreage includes vacant pad sites at Jones Crossing and Kingwood Place, as well as other real estate that can be sold “as is.”

	Acreage Under Development				Undeveloped Acreage
	Single Family	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek [a]	502	—	—	502	12	215	394	621	1,123
Circle C [b]	—	—	—	—	—	21	216	237	237
Lantana	—	—	—	—	—	12	5	17	17
The Annie B	—	—	—	—	—	1	—	1	1
The Saint George	—	4	—	4	—	—	—	—	4
Lakeway	—	—	—	—	—	35	—	35	35
Magnolia Place	—	—	—	—	—	11	—	11	11
Jones Crossing	—	—	—	—	—	21	22	43	43
Kingwood Place	—	—	—	—	—	—	8	8	8
New Caney	—	—	—	—	—	10	28	38	38
Total	502	4	—	506	12	326	673	1,011	1,517
a.Refer to “Properties – Barton Creek” below for a discussion of our properties within Barton Creek. The single-family acreage under development includes 495 acres in Holden Hills Phase 1 (formerly known as Holden Hills) on which we commenced infrastructure construction during first-quarter 2023. The multi-family and commercial undeveloped acreage includes approximately 570 acres representing our Holden Hills Phase 2 (formerly known as Section N) project.
b.We are pursuing rezoning of approximately 216 undeveloped acres from commercial use to multi-family use.

The following table summarizes the estimated development potential of our acreage under development and undeveloped acreage as of December 31, 2024:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek [a]	489	1,412	1,648,891
Circle C [b]	—	56	660,985
Lantana	—	212	160,000
The Annie B	—	316	8,325
The Saint George	—	316	—
Lakeway	—	270	—
Magnolia Place	—	275	—
Jones Crossing	—	275	104,750
New Caney	—	275	145,000
Other	—	—	7,285
Total	489	3,407	2,735,236
a.Substantially all of the single-family lots relate to Holden Hills Phase 1 and substantially all of the multi-family units and commercial square footage relates to Holden Hills Phase 2. Refer to “Properties – Barton Creek” below for further discussion of recent legal developments and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills Phases 1 and 2.
b.We are pursuing rezoning of approximately 216 undeveloped acres planned for 660,985 square feet of commercial space from commercial use to multi-family use.

Real estate under development as of December 31, 2024 in the tables above included a multi-family property under construction in Austin, Texas: The Saint George, a 316-unit luxury wrap-style project. The Saint George is expected to be reclassified into the Leasing Operations segment upon its completion, which is expected to occur in the first half of 2025.

The development potential of our undeveloped acreage at December 31, 2024 also included the following, which are not reflected in the table above:
•one vacant retail pad site at Kingwood Place and

•four vacant retail pad sites at Jones Crossing.

For additional information regarding the estimated development potential for each of our properties under development and undeveloped properties, please refer to “Recent Development Activities” in MD&A.
Leasing Operations. Our Leasing Operations segment primarily involves leasing of commercial space at retail and mixed-use properties and residences in multi-family properties that we developed. We engage third-party leasing and property management companies to manage our Leasing Operations properties. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater and other retail products and services.

Our principal properties in our Leasing Operations segment at December 31, 2024 consisted of:
•a 154,092-square-foot retail property representing the first retail phase of Jones Crossing;
•a 151,877-square-foot retail property known as Kingwood Place;
•a 99,377-square-foot retail property representing the first phase of Lantana Place;
•a 44,493-square-foot retail property known as West Killeen Market; and
•The Saint June, a luxury garden-style multi-family project consisting of 182 units.

Revenue from our Leasing Operations segment accounted for 36 percent of our total revenue for 2024 and 85 percent for 2023. Revenue from our Leasing Operations segment was a lower percentage of total revenue in 2024 compared to 2023 primarily due to higher revenue in our Real Estate Operations segment in 2024, which had significant revenue from sales of properties compared to 2023. Leasing Operations segment revenue increased $4.6 million in 2024 compared to 2023, primarily as a result of the commencement of operations at The Saint June in mid-2023, as well as, increased revenue at Lantana Place – Retail, Jones Crossing – Retail and Kingwood Place, primarily due to new leases. Refer to the charts below for our Leasing Operations revenue by property during 2024 and our developed square footage of retail space by geographic location as of December 31, 2024.

2024 LEASING OPERATIONS REVENUE BY PROPERTY
Jones Crossing
19%
Kingwood Place
21%
West Killeen
7%
The Saint June
23%
Magnolia Place
3%
Lantana Place
27%

2024 RETAIL SPACE BY GEOGRAPHIC LOCATION
Kingwood, TX (Kingwood Place) 34%
College Station, TX (Jones Crossing) 34%
Austin, TX (Lantana Place) 22%
Killeen, TX (West Killeen Market) 10%

Retail properties in our Leasing Operations segment had average rentals of $22.52 per square foot as of December 31, 2024, compared to $22.29 per square foot as of December 31, 2023. Our scheduled expirations of leased retail square footage as of December 31, 2024 as a percentage of total space leased was none in 2025, 1 percent in 2026, 4 percent in 2027, 8 percent in 2028, 14 percent in 2029 and 73 percent thereafter.

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

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. In fourth-quarter 2024, we sold one Amarra Drive Phase III lot for $1.4 million. As of December 31, 2024, one developed Phase III lot remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra development of Barton Creek. The Amarra Villas and The Saint June are located on two of these multi-family lots. As of December 31, 2024, we have one undeveloped approximately 11-acre multi-family lot and one undeveloped 22-acre commercial lot.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development within the Amarra development in Barton Creek. The homes average approximately 4,000 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. We completed construction and sale of the first nine homes between 2017 and 2022. In first-quarter 2023, we completed and sold one home for $2.5 million. Construction was completed on two of the homes in fourth-quarter 2023. In first-quarter 2024, we completed construction of two of the homes, and we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold another Amarra Villas home for $3.6 million. In third-quarter 2024, we completed and sold one Amarra Villas home for $4.0 million. In fourth-quarter 2024, we completed construction of three of the homes and we sold one home for $3.8 million, leaving three completed homes in inventory as of December 31, 2024. Construction on the last two homes continues to progress and is expected to be completed in the first half of 2025. As of March 21, 2025, five homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one-, two- and three- bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. We completed the lease-up of The Saint June during 2024. We own this project through a limited partnership with a third-party equity investor. Refer to Note 2 for further discussion.

Holden Hills Phase 1 (formerly known as Holden Hills). Our final large residential development within the Barton Creek community, which we now refer to as Holden Hills Phase 1, consists of 495 acres. The community has been designed to feature unique luxury residences to be developed in multiple sections with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 (the Holden Hills Phase 1 partnership) in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. We contributed to the Holden Hills Phase 1 partnership the Holden Hills Phase 1 land and related personal property at an agreed value of $70.0 million, and our 50.0 percent partner contributed $40.0 million in cash. Immediately thereafter, the Holden Hills Phase 1 partnership distributed $30.0 million of cash to us. Further, the Holden Hills Phase 1 partnership reimbursed us for certain initial project costs and closing costs of approximately $5.8 million. We consolidate the Holden Hills Phase 1 partnership, and the contribution from our partner was accounted for as a noncontrolling interest in subsidiary. Refer to Notes 2 and 6 for further discussion.

We and the third-party equity investor have agreed to contribute up to an additional $10.0 million each to the Holden Hills Phase 1 partnership if called upon by the general partner, which is one of our subsidiaries. The initial and potential additional capital contributions are projected to constitute a sufficient amount of equity capital to develop both the infrastructure (including the Tecoma Improvements described below) and home sites of Holden Hills Phase 1. The Holden Hills Phase 1 partnership anticipates securing additional debt financing for subsequent development in Holden Hills Phase 1 when and as needed. The construction of homes would require additional capital. Construction of the road and utility infrastructure is expected to be completed in the first half of 2025. As a result of the removal of Holden Hills Phase 1 from Austin’s ETJ pursuant to the ETJ Law, as described below, our development plans for portions of Holden Hills Phase 1 are being adjusted to benefit from the new regulatory scheme. We anticipate being in a position to start building homes and/or selling home sites in late 2025, assuming regulators timely fulfill their permit processing obligations and there are no further changes in the regulatory environment.

We entered into a development agreement with the Holden Hills Phase 1 partnership (Development Agreement) that provides that, as part of the road and utility infrastructure, the Holden Hills Phase 1 partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land owned by us (which we formerly referred to as Section N) from its current terminus to Southwest Parkway, estimated to cost approximately $15.6 million (the Tecoma Improvements). The Tecoma Improvements will enable access and provide utilities necessary for the development of Holden Hills Phases 1 and 2. Pursuant to the Development Agreement, we will reimburse the Holden Hills Phase 1 partnership for 60 percent of the costs of the Tecoma Improvements. We have posted standby letters of credit with the City of Austin or Travis County under our revolving credit facility with Comerica Bank totaling approximately $12.9 million as fiscal security for completion of certain infrastructure improvements benefiting Holden Hills Phase 1 and have agreed to leave such fiscal security in place until the improvements are completed. As of December 31, 2024, the remaining costs to complete the Tecoma Improvements totaled $3.5 million, of which our share totaled $2.1 million.

The Holden Hills Phase 1 partnership is expected to be eligible to be reimbursed in the future by Travis County Municipal Utility Districts (MUD) for a portion of costs of the Tecoma Improvements and also for a portion of costs related only to Holden Hills Phase 1, with such MUD reimbursements currently estimated to be up to a maximum of $6.4 million for the Tecoma Improvements and $8.0 million for only Holden Hills Phase 1. The Holden Hills Phase 1 partnership has agreed to deliver to us 60 percent of any MUD reimbursements for Tecoma Improvement costs, when such reimbursements are received by the partnership. The amount and timing of MUD reimbursements depends upon, among other factors, the amount and timing of actual costs incurred, the MUD having a sufficient tax base within its district to issue bonds and obtaining the necessary state approval for the sale of the bonds. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain.

Holden Hills Phase 2 (formerly known as Section N). Holden Hills Phase 2 is adjacent to Holden Hills Phase 1. Due to their proximity in the Barton Creek community and common infrastructure facilities, we are now planning both Holden Hills Phase 1 and Holden Hills Phase 2 as one interconnected development, which will be branded as Holden Hills, comprising Holden Hills Phase 1 (the 495-acre residential development) and Holden Hills Phase 2 (the 570-acre mixed-use commercial development located south of Holden Hills Phase 1 along Southwest Parkway). Using an entitlement strategy similar to that used for Holden Hills Phase 1, we continue to progress the development plans for Holden Hills Phase 2. We have removed the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and are adjusting our development plans to benefit from the new regulatory scheme. Holden Hills Phase 2 is being designed as a mixed-use project, with extensive residential uses, coupled with limited entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities. The new regulatory scheme is expected to result in a significant increase in development density as compared to our prior plans.

ETJ Process. Texas Senate Bill 2038 (the ETJ Law) became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2 from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. In light of the ETJ Law, our development plans for portions of Holden Hills Phases 1 and 2 are being adjusted. For additional discussion, refer to Item 1A. “Risk Factors.”

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

The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2024, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 residential units. We are pursuing rezoning that would change the permitted land use from commercial to multi-family.

Lantana
Lantana is a community south of Barton Creek in Austin. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. Lantana Place is a partially developed, mixed-use project within the Lantana community. In addition to Lantana Place, we have remaining entitlements for 160,000 square feet of commercial use on five acres (which we refer to as Tract G07) in the Lantana community.

Lantana Place – Retail. We completed construction of the 99,377-square-foot first phase of Lantana Place in 2018. As of December 31, 2024, we had signed leases for substantially all of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott, which opened in November 2021.

Lantana Place – The Saint Julia. We have advanced development plans for The Saint Julia, an approximately 210-unit multi-family project that is part of Lantana Place. Our goal is to commence construction as soon as financing and other market conditions warrant. Refer to Note 6 for additional discussion.

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

The Saint George
In third-quarter 2022, we began construction on The Saint George, a 316-unit luxury wrap-style multi-family project in north central Austin. The Saint George is being built on approximately four acres and is comprised of studio, one- and two-bedroom units for lease and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion in the first half of 2025. We own this project through a limited partnership with a third-party equity investor. Refer to Notes 2 and 6 for further discussion.

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

Our other Texas properties include:

Magnolia Place
In August 2021, we began construction on the first phase of development of Magnolia Place, our H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas (in the greater Houston area). The first phase of development consisted of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, with a balance of $8.8 million, was repaid. In third-quarter 2024, we sold Magnolia Place – Retail, the first phase of the development, for $8.9 million, generating pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. Following the sales, we retained potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of potential future reimbursements from the municipal utility district (MUD), with no project debt.

Jones Crossing
In 2017, we entered into a 99-year ground lease pursuant to which we leased a 72-acre tract of land in College Station, Texas, the location of Texas A&M University, for Jones Crossing, an H-E-B-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project was completed in 2018, consisting of 154,092 square feet. The H-E-B grocery store opened in September 2018, and, as of December 31, 2024, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. As of December 31, 2024, we had approximately 22 undeveloped commercial acres with estimated development potential of approximately 104,750 square feet of commercial space and four retail pad sites. We continue to evaluate options for a 21-acre multi-family component of this project. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Kingwood Place
In 2018, we purchased a 54-acre tract of land in Kingwood, Texas (in the greater Houston area) to be developed as Kingwood Place, an H-E-B-anchored, mixed-use development project. The Kingwood Place project includes 151,877 square feet of retail lease space, anchored by a 103,000-square-foot H-E-B grocery store, and five pad sites. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the H-E-B grocery store opened in November 2019. An 8,000-square-foot retail building was completed in June 2020. We have signed ground leases on four retail pad sites and one retail pad site remains available for lease. As of December 31, 2024, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We own this project through a limited partnership with third-party equity investors. Refer to Notes 2 and 6 for further discussion.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, near Fort Cavazos, to develop the West Killeen Market project, an H-E-B shadow-anchored retail project and sold 11 acres to H-E-B. The project encompasses 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot H-E-B grocery store. Construction at West Killeen Market was completed and the H-E-B grocery store opened in 2017. The three pad sites were sold between 2020 and 2022. As of December 31, 2024, we had signed leases for approximately 74 percent of the retail space at West Killeen Market.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with H-E-B, in New Caney, Texas (in the greater Houston area), originally planned for the future development of an H-E-B-anchored, mixed-use project. Subject to completion of development plans, we anticipate that the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet, five pad sites and a 10-acre multi-family parcel planned for approximately 275 multi-family units. We are currently working on options for a retail anchor and do not plan to commence construction of the New Caney project prior to 2027.

Additional Development
Our development plans for The Annie B, Holden Hills Phase 2 and The Saint Julia will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we receive development management fees and asset management fees and with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. We anticipate seeking additional debt to finance the future development in Holden Hills Phase 1. We are also pursuing other development projects. These potential development projects and projects in our portfolio could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

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

Human Capital
We believe that our employees are one of our greatest resources and that our dedicated and talented team is the foundation of our success and achievements. We are committed to encouraging the health and well-being of our employees. At December 31, 2024, we had a total of 34 employees, all of whom were full-time employees. We believe we have a good relationship with our employees, none of whom are represented by a union. We adopted a Labor and Human Rights Policy, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Sustainability
As a real estate development company centered in Austin, Texas, we understand the value that a healthy environment and healthy people bring to our projects, our company and our stakeholders. As a member of the U.S. Green Building Council (USGBC), we work along with council members with the goal of transforming the way buildings and communities are designed, built and operated in order to create environmentally and socially responsible properties for a more sustainable life. For over 16 years, we have partnered with leaders in sustainable development, engineering and design, including, among others, USGBC and The Center for Maximum Potential Building Systems. We have built a range of projects recognized as being on the leading edge of sustainable practices, including Block 21, the first mixed-use high rise tower in Austin to receive the USGBC LEED (Leadership in Energy & Environmental Design) Silver certification, and many of our residential communities and retail developments. Our Holden Hills Phase 1 project is being designed to focus on health and wellness, sustainability and energy conservation. The Saint June project was designed to celebrate the natural landscape and provides a guidebook describing ways residents can use the green features of the community to further enhance its sustainability. We believe that our customers recognize our environmental stewardship and will continue to reward thoughtful and sustainable development. We adopted an Environmental Policy and a Vendor Code of Conduct, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Item 1A. Risk Factors

This report contains “forward-looking statements” within the meaning of the United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations. For additional information, refer to “Cautionary Statement” in MD&A.

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

We cannot assure you that our current business strategy will be successful. For a description of our current business strategy, refer to “Business Strategy” in MD&A. Our long-term success will depend on our ability to profitably execute our development plans over time. Austin, our primary market, has experienced significant growth in demand for residential projects during 2020 and 2021 and peaking in 2022 related in part to COVID-19 pandemic-influenced in-migration. However, more recently, prices and demand for residential real estate in the Austin area have generally declined from that peak. We also have faced challenging market conditions in recent years, including as a result of high inflation and interest rates. Furthermore, our development plans for our undeveloped land and land under development may change over time, including as a result of changes in real estate market conditions, economic conditions, the cost and availability of capital and changes in laws, such as changes resulting from Texas Senate Bill 2038 (the ETJ Law) enacted in 2023, discussed further below.

We may not be able to obtain the capital necessary to implement our business strategy on acceptable terms or at all. Our development plans for future projects require significant additional debt and equity capital. We have increasingly raised equity capital from third parties through joint venture structures, which, as discussed below, have their own risks. Even if we are able to obtain the necessary capital, our business strategy may not produce sufficient revenues, profits and cash flows. In addition, our ability to generate revenue in our leasing operations depends on our ability to successfully develop new projects and our ability to obtain attractive rental and occupancy rates on existing and new projects.

Results of the past sales of our properties are not indicative of results of future sales, and we may determine to hold or refinance our properties or continue to develop them, as applicable, rather than position them for sale. For example, in 2024, we paused exploring the sales of West Killeen Market, Lantana Place – Retail and Kingwood Place, deciding to retain these cash-flowing properties at this time and refinance certain of these properties. The timing of any property sales or refinancings and proceeds from such sales or refinancings are difficult to predict and depend on market conditions and other factors. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period.

Inflation, higher borrowing costs, tightened bank credit, more limited availability of equity capital, increased construction costs, higher labor costs, labor shortages and supply chain constraints have had an adverse impact on us and may continue to do so.

Our industry has been experiencing inflation, higher borrowing costs, tightened bank credit, more limited availability of equity capital, increased construction costs, higher labor costs, labor shortages, and supply chain constraints. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it began increasing in the later part of 2024 and has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. The Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. Between September 2024 and December 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points on a cumulative basis. Elevated inflation and interest rates have increased our costs, adversely impacted the projected profitability of our new projects, delayed the start of or completion of projects, adversely impacted our ability to raise equity capital on attractive terms and in our desired time frame and adversely impacted our ability to sell some properties at attractive prices in our desired time frame; and elevated inflation and interest rates may continue or worsen. Further, additional changes in U.S. trade policies, including the imposition of or increase in tariffs as have recently been imposed or threatened by the current Presidential administration, and retaliatory responses from other countries, could increase our costs or limit the availability of materials used in our development projects. For example, the administration has announced that it is considering tariffs on lumber imports, which could have a material adverse effect on the availability of lumber and on our construction costs, at least in the short term.

On completed projects, we have experienced increased borrowing costs on our variable rate debt due to higher interest rates and increased operating costs due to inflation. As of December 31, 2024, all of our consolidated debt was variable rate debt. For all such debt, the average interest rate increased for 2024 compared to 2023, but began to stabilize toward the end of 2024. Interest costs remain elevated and may rise in the future if prevailing market interest rates rise again. We typically do not hedge against changes in interest rates, except that we entered into an interest rate cap agreements for our Kingwood Place and Jones Crossing loans refinanced in November 2024 and March 2025, respectively, as required by the lender. Refer to Note 6 for additional information. Future increases in interest rates would further increase our interest costs and the costs of refinancing existing debt or incurring new debt, which would adversely affect our profits and cash flow. Our operating expenses impacted by inflation include contracted services for our properties such as janitorial and engineering services, utilities, repairs and maintenance and insurance. In addition, inflation may continue to cause the value of our properties to rise, which has resulted in higher property taxes and could lead to future increases. Our general and administrative expenses include compensation costs, professional fees and technology services, all of which may continue to increase due to inflation.

Inflation and higher interest rates may also adversely impact a potential buyer’s ability to obtain financing on favorable terms, decreasing demand for the purchase of our properties and lowering their market value. High inflation could have a negative impact on our tenants’ ability to pay rent or absorb rent increases. In addition, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors on ongoing construction projects. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans and a capital contribution to some of our joint ventures and we expect to make additional operating loans and capital contributions during the next 12 months.

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

Our business may be adversely affected by periods of economic uncertainty, economic weakness or recession, declining employment levels, declining consumer confidence and spending, declining access to capital, geopolitical instability, or the public’s perception that any of these events or conditions may occur, be present or worsen. Our business is especially sensitive to economic conditions in the Austin, Texas area, where the majority of our properties are located. As discussed elsewhere in this report, our business has been adversely impacted since 2022 through early 2025 by inflation and elevated interest rates and other adverse economic conditions.

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

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area and are focused on pure residential and residential-centric mixed-use real estate.

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

As a result of our focus on pure residential and residential-centric mixed-use projects, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties. Weakening in the Austin residential market generally makes it more difficult for us to sell our residential properties at attractive prices or to rent our properties at attractive rents. Weakening in the Austin residential market may also adversely impact the demand for our retail projects, as may any other trends that cause consumers not to shop at retail locations. Refer to “Overview of Financial Results for 2024 – Real Estate Market Conditions” in MD&A for more information.

We may not be able to raise additional capital for future projects on acceptable terms, if at all.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction. We have relied on proceeds from property sales and debt financing and cash flow from operations as our primary sources of funding. We have also relied on third-party project-level equity financing of our subsidiaries, which we expect to continue to seek in the future. Our ability to raise additional capital in the future will depend on conditions in the equity and debt markets, general economic and real estate conditions and our financial condition, performance and prospects, among other factors, many of which are not within our control. We may not be able to raise additional capital on acceptable terms if at all. Any inability to raise additional capital on acceptable terms when needed for existing or future projects could delay or terminate future projects, hinder our ability to complete projects, and prevent us from refinancing debt obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Part of our business strategy depends on maintaining strong relationships with key tenants and our inability to do so could adversely affect our business.

We have formed strategic relationships with key tenants as part of our overall strategy for particular retail and mixed-use development projects and may enter into other similar arrangements in the future. Our inability to form and retain strategic relationships with key tenants could adversely affect our business. If we are unable to renew a lease we have with a key tenant at one of our properties, or to re-lease the space to another key tenant of similar or better quality, we could experience material adverse consequences with respect to such property, such as a higher vacancy rate, less favorable leasing terms, reduced cash flow and reduced property values. Similarly, if one or more of our key tenants becomes insolvent or enters into bankruptcy proceedings, our business could be materially adversely impacted.

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

We have continued our use of third-party equity financing of our subsidiaries’ development projects. We expect to continue to fund development projects through the use of such joint ventures. Joint ventures involve risks not present with our wholly-owned properties, including but not limited to, the possibility the other joint venture partners may possess the ability to take or force action contrary to our interests or withhold consent contrary to our requests, have business goals which are or become inconsistent with ours, or default on their financial obligations to the joint venture, which may require us to fulfill the joint venture’s financial obligations as a legal or practical matter. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal in favor of our partners which would restrict our ability to dispose of our interest in the joint venture. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a joint venture project in our sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement. Refer to Note 2 for further discussion of our investments in joint ventures.

Adverse weather conditions, public safety issues, geopolitical instability, and other potentially catastrophic events in our Texas markets could adversely affect our business.

Adverse weather conditions, including natural disasters, public safety issues, geopolitical instability, and other potentially catastrophic events in our Texas markets may adversely affect our business, financial condition and results of operations. Adverse weather conditions may be amplified by or increase in frequency due to the effects of climate change. These events may delay development and sale activities, interrupt our leasing operations, reduce demand for our properties, damage roads providing access to our assets or damage our property, resulting in substantial repair or replacement costs to the extent not covered by insurance. Any of these factors could cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our business processes and records depend on information systems to conduct day-to-day operations and lower costs, and therefore, we are vulnerable to the increasing threat of information system disruptions and cybersecurity incidents. We also utilize the services of a number of independent contractors, such as general construction contractors, engineers, architects, leasing agents, property managers, technology service providers and attorneys, whose businesses are also vulnerable to the increasing threat of cybersecurity incidents and other information system disruptions. These risks include, but are not limited to, installation of malicious software, phishing, ransomware, credential attacks, unauthorized access to data and other cybersecurity incidents, including those that use artificial intelligence and quantum computing, that could lead to disruptions in information systems, unauthorized release of confidential or otherwise protected information, employee theft or misuse of confidential or otherwise protected information and the corruption of data. Increased use of remote work and virtual platforms may increase our risk of cybersecurity incidents. Our information systems and those of our contractors are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins and similar events. A significant theft, loss, loss of access to, or fraudulent use of employee, tenant or other company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines and litigation. There can be no assurance that our security efforts and measures and those of our independent contractors will be effective.

We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us as of March 21, 2025, there can be no assurance that we will not experience any such losses in the future. Further, as cybersecurity threats continue to evolve and become more sophisticated, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cybersecurity threats. Refer to Item 1C. “Cybersecurity” for further information on our cybersecurity governance, risk management and strategy.

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

As of December 31, 2024, our outstanding debt totaled $194.9 million and our cash and cash equivalents totaled $20.2 million. As of March 21, 2025, principal payments due on outstanding debt during 2025 are expected to total $48.9 million. We estimate our interest payments during 2025 will total approximately $12.9 million, assuming interest rates in effect on our debt at December 31, 2024, no new debt agreements, and completed or scheduled principal payments as of March 21, 2025 on debt outstanding at December 31, 2024. Except for our Comerica Bank revolving credit facility, all of our loans are project-level loans. Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project-level financing. Stratus, as the parent company, is typically required to guarantee the payment of the project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. In addition, as described elsewhere in this report, as of December 31, 2024, all of our consolidated debt was variable rate debt, and interest due on such debt rises as interest rates rise. Refer to Note 6 for additional discussion.

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
•Place us at a disadvantage to our competitors that have less debt;

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
•pay dividends, repurchase equity or make other distributions to equity holders;
•make loans, advances or other investments or create liens on assets;
•sell assets, enter into sale-leaseback transactions or enter into transactions with affiliates; or
•permit a change of management or control, sell all or substantially all of our assets, or engage in mergers, consolidations or other business combinations. Refer to “Capital Resources and Liquidity” in MD&A and Note 6 for additional discussion of restrictive covenants in our debt agreements.

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

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to use cash to pay down the principal balance of the loan, contribute additional equity or make an operating loan to a joint venture or raise additional debt or equity capital, including project-level financing of our subsidiaries. Such additional funding may not be available on acceptable terms, if at all, when needed. If new debt is added to our current debt levels, the risks described above could intensify.

Risks Relating to Real Estate Operations

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, inflation, interest rates, and consumer confidence and spending. As discussed above, our industry has been adversely impacted since 2022 by elevated inflation and interest rates, and elevated inflation and interest rates may continue in 2025 and beyond. Other factors that may impact real estate businesses include over-building, changes in traffic patterns, changes in demographic trends, changes in tenant and buyer preferences and changes in government requirements, including tax law changes and changes in zoning or land use laws. These factors are outside of our control and may have a material adverse effect on our business, profits and the timing and amounts of our cash flows.

There can be no assurance that the properties in our development portfolio will be completed in accordance with the anticipated timing or cost.

We currently have several projects at various stages of development. The development of the projects in our portfolio is subject to numerous risks, many of which are outside of our control, including:
•inability to obtain, or delays in obtaining, entitlements, permits and development approvals;
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

We can provide no assurances that we will complete any of the projects in our development portfolio on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that we expect. During 2023 and 2024, and first-quarter 2025, we made operating loans and a capital contribution to certain of our joint ventures. Refer to Note 2 for further discussion. We anticipate making future operating loans to one of our joint ventures totaling up to $1.7 million over the next 12 months. We also anticipate making an additional capital contribution of $125 thousand to one of our joint ventures over the next 12 months. Under our construction loans, advances are typically made in accordance with established budget allocations, and if the lender deems that the undisbursed proceeds of the loan are insufficient to meet the costs of completing the project, the lender may decline to make additional advances until the borrower deposits with the lender sufficient additional funds to cover the deficiency. If the development of our projects is not completed in accordance with our anticipated timing or cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to repay our debt, including project-related debt.

Holden Hills Phase 1 involves the development of a large number of residential lots, which exposes us to risks specific to that business.

Holden Hills Phase 1 involves the development of a large number of residential lots. Our ability to successfully monetize our investment in developed lots will depend on the availability and cost of financing for purchasers of the lots, for residential construction and for homebuyers, which may be adversely impacted by rising or sustained high interest and mortgage rates. We must dedicate a significant amount of time and capital to construct project infrastructure and amenities over a long period of time before the project may generate revenue. Any delays in the development of the community and sale of properties exposes us to the risk that the market assumptions on which we based our development plans may deteriorate and adversely affect or eliminate potential cash flow and profits.

Litigation challenging the ETJ Law may make valuation of Holden Hills Phases 1 and 2 more difficult and execution of our development plans more complex and costly.

The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2, from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted under the ETJ Law. We have also made filings with Travis County to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law.

If the ETJ Law is upheld, our projects formerly subject to both the jurisdiction of Travis County and the City of Austin, primarily Holden Hills Phases 1 and 2, will no longer be subject to the City of Austin regulations applicable in the ETJ. Accordingly, if the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. We believe that the litigation challenging the ETJ Law makes valuation of Holden Hills Phases 1 and 2 more difficult.

In light of the ETJ Law, our development plans for portions of Holden Hills Phases 1 and 2 are being adjusted. We are proceeding with certain revised development plans for portions of Holden Hills Phases 1 and 2 and are incurring costs in alignment with the revised plans, subject to the risk that the ETJ law will be invalidated. We may not be able to realize any benefits from the ETJ Law in a time frame and a manner consistent with our plans.

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

Real estate is a relatively illiquid asset and we may not be able to sell our real estate at times and prices we find desirable. The value of our real estate and our ability to sell our real estate at attractive prices may be materially adversely affected by a decline in the value of real estate in our markets. The valuation of our real estate assets or real estate investments is inherently subjective and based on individual characteristics of each asset. Factors such as market supply and demand, availability of attractive financing for potential buyers, changes in laws and regulations, and political and economic conditions, among others, subject our ability to sell our real estate, and our real estate valuations, to uncertainty. Our valuations are made on the basis of assumptions and/or appraisals that may not be accurate, and which may cause us to reevaluate our assets which could result in write-downs. The relatively illiquid nature of real estate assets may limit our ability to make rapid adjustments in the size and content of our portfolio of assets in response to changes in economic or other conditions, may constrain our ability to pay our debts, and may lead to losses or additional impairment charges. Refer to “Critical Accounting Estimates” in MD&A for more information.

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

Our operations are subject to environmental regulations, which can change at any time and could increase our costs. Further, changing governmental and societal expectations on environmental, social and governance matters may increase our costs.

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

From time to time, the U.S. Environmental Protection Agency and similar federal, state or local agencies review land developers’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. New environmental regulations or changes in existing regulations or their enforcement may be enacted and such new regulations or changes may require significant expenditures by us. Any stricter standards in environmental legislation and regulations could have a material adverse effect on our operating costs.

Environmental, social and governance matters have been a focus of society and governments in recent years, are controversial and opinions and reactions continue to evolve. Responding to these changes may continue to increase our costs of assessing and reporting on such matters. If we are unable or are perceived to be unable to appropriately address such matters, our reputation and our business could be adversely impacted. Further, regulatory and societal responses intended to reduce potential climate change impacts may increase our costs to develop, operate and maintain our properties, including but not limited to, costs of building materials, energy and utility costs and insurance costs.

Risks Relating to Leasing Operations

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our retail and mixed-use projects.

Our leasing operations include the lease of retail space to tenants in a variety of businesses at retail and mixed-use properties that we developed. Retail projects that have not yet stabilized may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions, competition, and construction or leasing delays. Our ability to achieve and sustain acceptable occupancy and rental rates may be adversely affected by oversupply, decrease in demand and declines in market rental rates. We face competition in attracting tenants to choose our retail and mixed-use projects over those of other developers and owners of similar properties. If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases. Increased competition for tenants may require us to make improvements to properties beyond those that we would otherwise have planned to make.

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

Our leasing operations also include the lease of residences in multi-family projects that we developed. Multi-family projects that have not yet stabilized may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions, competition, and construction or leasing delays. Our ability to achieve and sustain acceptable occupancy and rental rates may be adversely affected by oversupply, decrease in demand and declines in market rental rates. We also face competition in attracting tenants to our multi-family projects, including from other multi-family properties as well as from condominiums and single-family homes available for rent or purchase.

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

Holders of our common stock are entitled to receive dividends only when and if they are declared by our Board. Further, our Comerica Bank debt agreements prohibit us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared special cash dividends on our common stock in March 2017 and September 2022 after receiving written consents from Comerica Bank, we may decide not to or be unable to pay cash dividends in the future. Comerica Bank’s consents to the payment of dividends in March 2017 and September 2022 are not indicative of the bank’s willingness to consent to the payment of future dividends.

Additionally, our Comerica Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. During third-quarter 2022 and fourth quarter 2023, we received written consents from Comerica Bank in order to implement our $10.0 million share repurchase program and subsequent $5.0 million share repurchase program, respectively. Comerica Bank’s consents to share repurchase programs in the past are not indicative of the bank’s willingness to consent to any future share repurchase programs. Our $10.0 million program was completed in October 2023 and in November 2023 our Board approved a new $5.0 million program. As of March 21, 2025, $3.0 million remained available for the repurchase of shares under the $5.0 million program. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. Our share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice, which may decrease the trading price of our common stock.

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

We have an information technology (IT) Steering Committee consisting of senior management that is responsible for providing input and guidance on IT issues, including cybersecurity matters and incident response. Our IT Steering Committee is led by our IT Director and includes senior members from Stratus’ different departments.

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

Our Chief Financial Officer has over 25 years of experience supervising public company IT departments. Our IT Director has over 25 years of experience in the development, implementation and maintenance of public company information systems with a focus on network and IT infrastructure security; five years of experience in cybersecurity matters, including identifying and assessing cybersecurity risks and developing and implementing cybersecurity risk management strategies and programs; and has completed educational programs in cybersecurity risk management. Our Network Administrator/Security Analyst holds a Master of Science degree in Cybersecurity from a Center of Academic Excellence in Cyber Defense designated university and has three years of experience working with our information systems, including endpoint security software and Security Information and Event Management tool management.

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

Information About Our Executive Officers

Certain information as of March 21, 2025, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	60	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	63	Senior Vice President and Chief Financial Officer

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of March 26, 2025, there were 293 holders of record of our common stock including participants in security position listings.

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

In 2022, with written consent from Comerica Bank, our Board approved a share repurchase program, which authorized repurchases of up to $10.0 million of our common stock. In October 2023, we completed the share repurchase program. In total, under the completed share repurchase program we acquired 389,378 shares of our common stock for a cost of $10.0 million at an average price of $25.68 per share. In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. As of March 21, 2025, $3.0 million remains available for repurchases under the program. Our Comerica Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock outside of our approved $5.0 million share repurchase program would require a waiver from Comerica Bank. Refer to Part I, Item 1A. “Risk Factors” for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under our share purchase program during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
October 1, 2024 through October 31, 2024	—	$—	—	$5,000,000
November 1, 2024 through November 30, 2024	52,767	25.33	52,767	3,663,598
December 1, 2024 through December 31, 2024	9,919	25.58	9,919	3,409,906
Total	62,686	$—	62,686	$3,409,906
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through

March 21, 2025, we acquired 83,380 shares of our common stock for a total cost of $2.0 million at an average price of $23.98 per share, and $3.0 million remains available for repurchases under the program.

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

OVERVIEW

We are a residential and retail focused real estate company with headquarters in Austin, Texas. We are engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. In addition to our developed properties, we have a development portfolio that consists of approximately 1,500 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our commercial real estate portfolio consists of stabilized retail properties or future retail and mixed-use development projects with no commercial office space. We generate revenues and cash flows from the sale of our developed and undeveloped properties, the lease of our retail, mixed-use and multi-family properties and development and asset management fees received from our properties. Refer to Part I, Items 1. and 2. “Business and Properties,” and Note 10 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

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

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021 and Block 21 in 2022, the cash distribution from the Holden Hills Phase 1 partnership in 2023 and our property sales in 2024. Further, we believe our investment strategy, current liquidity and portfolio of projects provide us with many opportunities to increase value for our stockholders.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills Phase 1 joint venture and our share (related to Holden Hills Phase 2) of the cost of the Tecoma Improvements discussed below under “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills Phase 1.” As of December 31, 2024, the remaining costs to complete the Tecoma Improvements totaled $3.5 million, of which our share totaled $2.1 million. However, during 2023 and 2024, and first-quarter 2025, we made operating loans and a capital contribution to our joint ventures. Refer to Note 2 for further discussion. We anticipate making future operating loans to the limited partnership for The Annie B totaling up to $1.7 million and a capital contribution to the limited partnership for The Saint George of $125 thousand over the next 12 months. Our estimates of future operating loans are based on estimates of future costs of the partnership. Refer to Note 2 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” and “Capital Resources and Liquidity – Liquidity Outlook” for further discussion. In addition, our development plans for future projects require significant additional capital.

As of December 31, 2024, consolidated cash totaled $20.2 million and we had $39.0 million available under our revolving credit facility, net of $13.3 million of letters of credit committed against the facility, with no amounts drawn on the facility. In January 2025, our revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility to $15.6 million. In March 2025, our revolving credit facility was amended to extend the maturity and lower the interest rate, as described in more detail in Item 9B. “Other Information”, and as of March 25, 2025, the availability under our revolving credit facility was $38.5 million.

We were challenged by difficult conditions in the real estate business in 2023. Interest rates, which began rising in 2022, continued to increase, and costs remained elevated. During 2024, interest rates stabilized but costs remained elevated. We saw limited opportunities for transactions on favorable terms. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value when market conditions improve. During 2023 and 2024, among other things, we completed construction and lease-up of The Saint June multi-family project, continued construction of The Saint George multi-family project, advanced road and utility infrastructure construction of Holden Hills Phase 1, managed our completed retail projects and advanced entitlements on other projects. In addition, during 2023 and 2024, we sold six Amarra Villas homes for a total of $21.4 million, 47 acres of undeveloped land at Magnolia Place for $14.5 million, Magnolia Place – Retail for $8.9 million and one Amarra Phase III lot for $1.4 million, described further below.

As of December 31, 2024, our retail and multi-family portfolio consisted of five stabilized projects, namely The Saint June, Jones Crossing – Retail, Kingwood Place, Lantana Place – Retail and West Killeen Market. As previously disclosed, we had been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. As described below, in fourth-quarter 2024 and first-quarter 2025, we amended or refinanced loans for The Saint June, Kingwood Place, Lantana Place and Jones Crossing, all at lower rates, and generated additional cash proceeds after property taxes, closing costs and partnership expenses of approximately $7.7 million in the aggregate.

Although 2023 and 2024 were challenging, we see reasons for optimism regarding improving real estate market conditions in our markets over the next 12 months. Among other things, the Federal Reserve lowered interest rates in September 2024 for the first time in four years, and lowered interest rates again in November and December 2024. In fourth-quarter 2024, we extended the maturity of The Saint June construction loan for one year at a lower rate and with additional cash proceeds of approximately $1.5 million after closing costs. We also refinanced the Kingwood Place construction with a three-year term loan at a lower rate and additional cash proceeds of approximately $2.0 million after partnership expenses and closing costs. In January 2025, we refinanced the Lantana Place construction loan with a four-year term loan at a lower rate and additional cash proceeds of approximately $3.0 million after property taxes and closing costs. In March 2025, we refinanced the Jones Crossing loan with a three-year term loan at a lower rate and additional cash proceeds of approximately $1.2 million after closing costs. We also expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

OVERVIEW OF FINANCIAL RESULTS FOR 2024

Sources of revenue and income. Stratus has two operating segments: Real Estate Operations and Leasing Operations. We operate primarily in Austin, Texas and in other select markets in Texas.

Our Real Estate Operations segment encompasses our activities associated with our entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the properties we develop, depending on market conditions. Multi-family and retail rental properties that we develop are reclassified to our Leasing Operations segment when construction is completed and they are ready for occupancy. Revenue in our Real Estate Operations segment may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,500 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our Real Estate Operations segment does not have exposure to office space.

Revenue in our Leasing Operations segment is generated from leasing space at retail and mixed-use properties and residences in the multi-family properties that we developed. Our Leasing Operations segment does not have exposure to office space. We also generate income from the sale of our leased properties from time to time, depending on market conditions.

Refer to Note 10 and Items 1. and 2. “Business and Properties” for discussion of the assets in our Real Estate Operations and Leasing Operations.

Summary financial results for 2024 and 2023. Our revenues totaled $54.2 million for 2024, compared with $17.3 million for 2023, primarily due to an increase in revenue from our Real Estate Operations segment and, to a lesser extent, from our Leasing Operations segment. The $32.3 million increase in revenues from our Real Estate Operations segment in 2024, compared to 2023, is primarily a result of the sales of five Amarra Villas homes for a total of $18.9 million, 47 acres of undeveloped land at Magnolia Place for $14.5 million and one Amarra Drive Phase III lot for $1.4 million in 2024, compared with the sale of one Amarra Villas home in 2023 for $2.5 million. Revenues from our Leasing Operations segment increased $4.6 million in 2024, primarily as a result of the commencement of operations at The Saint June in mid-2023, as well as increased revenue at Lantana Place – Retail, Jones Crossing – Retail and Kingwood Place, primarily due to new leases. During 2024, we recorded a $1.6 million pre-tax gain on the sale of Magnolia Place – Retail. Refer to “Results of Operations” below for further discussion of our segments.

Our net income attributable to common stockholders totaled $2.0 million, or $0.24 per diluted share during 2024, compared to net loss attributable to common stockholders of $(14.8) million, or $(1.85) per diluted share, during 2023.

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

Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The COVID-19 pandemic and the related increase in remote work also resulted in population increases in Texas and within the Austin area.

In 2024, the Austin-Round Rock area continued its population growth, although at a lower rate compared to recent years. According to the Texas Demographic Center, between 2020 and 2024, the City of Austin’s population increased by 2.6 percent and Austin is now the fifth largest city in the state of Texas. During that time, the Austin-Round Rock area’s population increased by 10.9 percent. The expanding economy resulted in rising demand for residential housing and retail services. This surge in population growth spurred a rapid increase in multi-family construction. In 2024, supply in the multi-family market grew by 10.3 percent over the previous year. This increased supply caused rental rates to drop by 6.9 percent from the previous year, averaging $1,478 per month. Occupancy rates remained high, however, at 92.8 percent, which was an increase over 2023 occupancy rates at 92.6 percent.

Vacancy rates in the City of Austin, Texas are noted below.

	December 31,
Building Type	2024	2023
Multi-Family Buildings [a]	7.2%	7.4%
Retail Buildings [b]	3.4%	3.4%
a.Colliers, CoStar Group, Inc.
b.Marcus & Millichap Research Services, CoStar Group, Inc.

Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightening bank credit. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it began increasing in the later part of 2024 and has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. As inflation began to decline, the Federal Reserve began to focus on improving the labor market and price stability. Between September 2024 and December 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points on a cumulative basis. Elevated inflation and interest rates increase our costs of materials, services, labor and capital. Refer to Item 1A. Risk Factors for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates are discussed below.

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

We recorded no impairment charges on real estate during 2024 or 2023.

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. We had deferred tax assets (net of deferred tax liabilities and $9.3 million valuation allowances) totaling $153 thousand at December 31, 2024. Refer to Note 7 for further discussion.

Profit Participation Incentive Plan and Long-Term Incentive Plan. Refer to Notes 1 and 8 for our accounting policies related to the Stratus Profit Participation Incentive Plan (PPIP) and Long-Term Incentive Plan (LTIP). During 2024, we credited $296 thousand to project development costs and charged $570 thousand to general and administrative expenses related to the PPIP and LTIP. During 2023, we capitalized $201 thousand to project development costs and credited $41 thousand to general and administrative expenses related to the PPIP and LTIP. The accrued liability for the PPIP and LTIP totaled $1.9 million at December 31, 2024, and $3.1 million at December 31, 2023 (included in other liabilities).

The most significant assumptions in the estimation of the $1.9 million PPIP and LTIP liability at December 31, 2024 were estimated capitalization rates ranging from 4.50 percent to 7.22 percent, expected remaining service periods ranging from 0.3 years to 3.1 years, and estimated transaction costs ranging from 1.25 percent to 7.46 percent of sale prices. The assumptions for the PPIP and LTIP liability as of December 31, 2023 were estimated capitalization rates ranging from 4.25 percent to 6.50 percent, expected remaining service periods ranging from 1.4 years to 2.8 years, and estimated transaction costs ranging from 1.25 percent to 7.83 percent.

RECENT DEVELOPMENT ACTIVITIES

The discussion below focuses on our recent residential and commercial development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Residential. As of December 31, 2024, the number of our residential lots/units that are developed, under development and available for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Amarra Drive:
Phase III lot	1	—	—	1
Amarra Villas	3	2	—	5
The Saint June	182	—	—	182
Other homes	—	—	10	10
Holden Hills Phase 1 (f/k/a Holden Hills) [b]	—	475	—	475
Holden Hills Phase 2 (f/k/a Section N) [c]	—	—	1,412	1,412
Other Barton Creek sections	—	—	2	2
Circle C multi-family	—	—	56	56
The Annie B [c]	—	—	316	316
The Saint George	—	316	—	316
Lakeway	—	—	270	270
Lantana (The Saint Julia) [c]	—	—	212	212
Jones Crossing [c]	—	—	275	275
Magnolia Place	—	—	275	275
New Caney [c]	—	—	275	275
Total Residential Lots/Units	186	793	3,103	4,082
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
b.For further discussion of the ETJ process and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills Phases 1 and 2, refer to “Barton Creek” below.
c.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development within the Amarra development for which we completed site work in 2015. We have been constructing and selling the units over time. The homes average approximately 4,000 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. We completed construction and sale of the first nine homes between 2017 and 2022. In first-quarter 2023, we completed and sold one home for $2.5 million. Construction was completed on two of the homes in fourth-quarter 2023. In first-quarter 2024, we completed construction of two of the homes, and we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold another Amarra Villas home for $3.6 million. In third-quarter 2024, we completed and sold one Amarra Villas home for $4.0 million. In fourth-quarter 2024, we completed construction of three of the homes and we sold one home for $3.8 million, leaving three completed homes in inventory as of December 31, 2024. Construction on the last two homes continues to progress and is expected to be completed in the first half of 2025. As of March 21, 2025, five homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. We completed the lease-up of The Saint June during 2024.

Holden Hills Phase 1 (formerly known as Holden Hills). Our final large residential development within the Barton Creek community, Holden Hills Phase 1, consists of 495 acres. The community has been designed to feature unique luxury residences to be developed in multiple sections with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. Construction on the road and utility infrastructure is expected to be completed in the first half of 2025. As a result of the removal of Holden Hills Phase 1 from Austin’s ETJ pursuant to Texas Senate Bill 2038 (the ETJ Law), as described below, our development plans for portions of Holden Hills Phase 1 are being adjusted to benefit from the new regulatory scheme. We anticipate being in a position to start building homes and/or selling home sites in late 2025, assuming regulators timely fulfill their permit processing obligations and there are no further changes in the regulatory environment. For additional discussion, refer to Items 1. and 2. “Business and Properties” and Notes 2 and 6.

Holden Hills Phase 2 (formerly known as Section N). Using an entitlement strategy similar to that used for Holden Hills Phase 1, we continue to progress the development plans for Holden Hills Phase 2, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills Phase 1. We have removed the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and are adjusting our development plans to benefit from the new regulatory scheme. Holden Hills Phase 2 is being designed as a mixed-use project, with extensive residential uses, coupled with limited entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities. The new regulatory scheme is expected to result in a significant increase in development density as compared to our prior plans.

ETJ Process. The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2 from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. In light of the ETJ Law, our development plans for portions of Holden Hills Phases 1 and 2 are being adjusted. For additional discussion, refer to Item 1A. “Risk Factors.”

The Saint George
The Saint George is a luxury wrap-style multi-family project under construction on approximately four acres in north central Austin, with approximately 316 units comprised of studio, one- and two- bedroom units and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion in the first half of 2025. Refer to Notes 2 and 6 for further discussion.

Circle C Community
As of December 31, 2023, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units. We are pursuing rezoning that would change the permitted land use from commercial to multi-family.

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

Magnolia Place
In first-quarter 2024, we completed the sale of approximately 47 acres planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia construction loan with a balance of $8.8 million was repaid. Following the sale, we retained potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of potential future reimbursement from the municipal utility district (MUD).

Other Residential
We have advanced development plans for The Saint Julia, an approximately 210-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. Our goal is to commence construction or sell the site, as soon as financing and/or market conditions warrant.

We continue to evaluate options for a 21-acre multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Commercial. As of December 31, 2024, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Holden Hills Phase 2 [b]	—	—	1,560,810	1,560,810
Circle C [c]	—	—	660,985	660,985
Lantana:
Lantana Place	99,377	—	—	99,377
Tract G07	—	—	160,000	160,000
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,092	—	104,750	258,842
Kingwood Place	151,877	—	—	151,877
New Caney [b]	—	—	145,000	145,000
The Annie B [b]	—	—	8,325	8,325
Other Austin	—	—	7,285	7,285
Total Square Feet	449,839	—	2,735,236	3,185,075
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
c.We are pursuing rezoning of approximately 216 undeveloped acres planned for 660,985 square feet of commercial space from commercial use to multi-family use.

Stabilized Retail Projects
We own and operate the following stabilized retail projects that we developed:
•Lantana Place – Retail is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of December 31, 2024, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of December 31, 2024, we had executed leases for approximately 74 percent of the 44,493-square-foot retail space.
•Jones Crossing is our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of December 31, 2024, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet. The Jones Crossing site has future development opportunities. As of December 31, 2024, we had approximately 22 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and four retail pad sites.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and as of December 31, 2024, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

As previously disclosed, we had been testing the market for potential sales of West Killeen Market, Magnolia Place – Retail, Lantana Place – Retail and Kingwood Place. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. In fourth-quarter 2024, we refinanced the construction loan for Kingwood Place and in first-quarter 2025, we refinanced the construction loan for Lantana Place and the Jones Crossing loan, all at lower rates. Refer to Part I, Items 1. and 2. "Business and Properties" and Note 6 for further discussion.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures, refinancings or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Years Ended December 31,
	2024	2023
Operating (loss) income:
Real Estate Operations [a]	$4,727	$(7,219)
Leasing Operations [b]	8,070	5,440
General and administrative expenses [c]	(14,952)	(15,167)
Operating loss	$(2,155)	$(16,946)
Net loss	$(1,908)	$(16,493)
Net income (loss) attributable to common stockholders	$1,956	$(14,807)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes a pre-tax gain on the sale of Magnolia Place – Retail in third-quarter 2024 of $1.6 million.
c.Includes employee compensation and other costs.

We have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 10). The following is a discussion of our operating results by segment.

We use operating income (loss) before general and administrative expenses to measure the performance of our business segments. General and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus’ operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Years Ended December 31,
	2024	2023
Revenues:
Developed property sales	$20,348	$2,493
Undeveloped property sales	14,500	—
Commissions and other	39	58
Total revenues	34,887	2,551
Expenses:
Cost of real estate sold	(23,894)	(2,159)
Property taxes and insurance	(1,145)	(1,267)
Lease expense	(1,140)	(1,140)
Professional fees	(2,134)	(1,967)
Allocated overhead costs	(977)	(1,731)
Other segment items	(689)	(1,352)
Depreciation and amortization	(181)	(154)
Operating income (loss)	$4,727	$(7,219)

Developed Property Sales. The following table summarizes our developed property sales (in thousands):

	Years Ended December 31,
	2024			2023
	Lots/Homes	Revenues	Average Cost per Lot/Home	Lots/Homes	Revenues	Average Cost per Lot/Home
Barton Creek – Amarra Drive:
Amarra Villas homes	5	$18,948	$3,162	1	$2,493	$2,159
Phase III lot	1	1,400	389	—	—	—
Total Residential	6	$20,348		1	$2,493

The increase in revenues from developed property sales for 2024, compared to 2023, reflects the sales of five Amarra Villas homes in 2024 compared to the sale of one Amarra Villas home in 2023, as well as an increase in average sales price by approximately 52 percent, from $2.5 million per home in 2023 to $3.8 million per home in 2024. No assurances can be given that future sale prices will be as high as sale prices in 2024. In fourth-quarter 2024, we also sold one Amarra Drive Phase III lot for $1.4 million. As of December 31, 2024, one developed Phase III lot and three completed Amarra Villas homes remained unsold and the remaining two Amarra Villas homes were under construction.

Undeveloped Property Sales. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land at Magnolia Place that was planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. There were no undeveloped property sales in 2023.

Real Estate Operations Expenses. Real Estate Operations expenses include cost of real estate sold, property taxes and insurance, lease expense, professional fees, allocated overhead costs, other segment items and depreciation and amortization. Other segment items primarily include advertising, property owner association fees, maintenance and utilities. Cost of real estate sold is directly related to property sales. Cost of real estate sold increased $21.7 million in 2024, compared to 2023, primarily due to the sale of undeveloped property at Magnolia Place and the sales of five Amarra Villas homes in 2024 compared to no undeveloped property sales and the sale of one Amarra Villas home in 2023. In addition, the average cost of the Amarra Villas homes sold increased by approximately 46 percent in 2024 compared to 2023. Professional fees for 2024 included a $721 thousand charge to write off previously capitalized costs related to a change in development plans for one of our properties. Allocated overhead costs decreased $754 thousand in 2024, compared to 2023, primarily related to the impact of the formation of the Holden Hills Phase 1 partnership in 2023, which contributed to higher expenses in 2023. Other segment items decreased $663 thousand in 2024, compared to 2023, primarily related to the forfeiture of $1.0 million of earnest money in 2023 from a real estate acquisition that was not pursued.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Years Ended December 31,
	2024	2023
Rental revenue	$19,296	$14,719
Expenses:
Property taxes and insurance	(3,066)	(1,769)
Maintenance and repairs	(2,024)	(1,507)
Property management fees and payroll	(918)	(650)
Utilities	(478)	(463)
Other segment items	(984)	(787)
Depreciation	(5,382)	(4,103)
Gain on sales of assets	1,626	—
Operating income	$8,070	$5,440

Rental Revenue. In 2024 and 2023, rental revenue included revenue from our retail and mixed use properties Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail, West Killeen Market and Magnolia Place – Retail and our multi-family property, The Saint June. The Saint June commenced operations in mid-2023 and was completed in fourth-quarter 2023. We sold Magnolia Place – Retail in third-quarter 2024. The increase in rental revenue in 2024, compared with 2023, primarily reflects revenue from The Saint June, which had minimal rental revenue in 2023 and was in lease-up during 2024. In addition, revenue increased at Lantana Place – Retail, Jones Crossing – Retail and Kingwood Place, primarily due to new leases.

Leasing Operations Expenses. Leasing Operations expenses include property taxes and insurance, maintenance and repairs, property management fees and payroll, utilities, other segment items and depreciation. Other segment items primarily includes amortization of leasing costs, property owner association fees, professional and consulting fees, and office and computer equipment. Property taxes and insurance increased $1.3 million in 2024, compared to 2023, primarily as a result of The Saint June commencing operations in mid-2023. The increases in maintenance and repairs and depreciation in 2024, compared to 2023, are also primarily related to The Saint June commencing operations in mid-2023.

Gain on Sales of Assets. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $15.7 million in 2024 and $12.5 million in 2023. Interest costs in 2024 were higher, compared to 2023, primarily reflecting increased average interest rates as well as an increase in average debt balances. As of December 31, 2024, all of our debt was variable-rate debt, and for all such debt, the interest rates have increased year-over-year, although interest rates on our loans have declined slightly in the second half of 2024 after the Federal Reserve lowered interest rates by a total of 100 basis points between September 2024 and December 2024. In addition, in fourth-quarter 2024, we amended The Saint June construction loan and refinanced the loan on the Kingwood Place project, resulting in lower rates. Refer to Note 6 and “Debt Maturities and Other Contractual Obligations” for additional information.

All of our interest costs were capitalized for both periods presented. Capitalized interest in 2024 was primarily related to development activities at our Barton Creek properties (primarily Amarra Villas and Holden Hills Phases 1 and 2) and The Saint George. Construction of the last two Amarra Villas homes, the road and utility infrastructure of Holden Hills Phase 1 and The Saint George is expected to be completed in the first half of 2025. Capitalized interest in 2023 was primarily related to development activities at Barton Creek (Holden Hills Phases 1 and 2 and The Saint June), The Saint George and The Annie B.

Provision for Income Taxes. We recorded provisions for income taxes of $0.4 million in 2024 and $1.5 million in 2023. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $153 thousand at December 31, 2024, and $173 thousand at December 31, 2023. Refer to Note 7 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of losses totaled $3.9 million and $1.7 million in 2024 and 2023, respectively. The increase was primarily due to increased interest expense for Stratus Block 150, L.P. and The Saint June, L.P., and initial operating expenses for The Saint George Apartments, L.P., which is expected to be substantially completed in the first half of 2025.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $5.8 million in 2024 and $51.3 million in 2023. Expenditures for purchases and development of real estate properties totaled $29.5 million in 2024 and $44.5 million in 2023, both primarily related to development of our Barton Creek properties, particularly Holden Hills Phase 1 and Amarra Villas.

Investing Activities. Cash used in investing activities totaled $21.5 million in 2024 and $47.0 million in 2023. Capital expenditures totaled $29.1 million for 2024, primarily related to The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail, and $46.0 million for 2023, primarily for The Saint George and The Saint June.

Financing Activities. Cash provided by financing activities totaled $16.1 million in 2024 and $84.9 million in 2023. During 2024 and 2023, we had no net borrowings on the Comerica Bank revolving credit facility. Net borrowings on project loans totaled $15.7 million in 2024, primarily reflecting borrowings on The Saint George and Holden Hills Phase 1 construction loans and the Amarra Villas credit facility and the refinancing of the Kingwood Place construction loan, partially offset by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and The Annie B land loan. Net borrowings of $51.4 million in 2023 primarily reflected borrowings on The Saint George and The Saint June construction loans and Amarra Villas construction credit facility, partially offset by the payoff of the New Caney land loan. Refer to the table “Debt Maturities and Other Contractual Obligations” below for a presentation of our outstanding debt and principal maturities for the years ending December 31, 2025 through 2028 and thereafter.

During 2024, we contributed additional capital of $400 thousand in cash, and the Class B limited partner contributed additional capital of $3.6 million in cash, to The Saint George Apartments, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases. During 2023, we received a contribution from a noncontrolling interest owner of $40.0 million, related to the Holden Hills Phase 1 partnership. Also during 2023, we paid distributions of $13 thousand to noncontrolling interest owners related to the dissolution of the limited partnership for The Saint Mary, which was sold in 2021. No distributions to noncontrolling interest owners were paid during 2024.

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

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. In 2024, we acquired 62,686 shares of our common stock under the share repurchase program for a total cost of $1.6 million at an average price of $25.37 per share. Through March 21, 2025, we acquired 83,380 shares of our common stock for a total cost of $2.0 million at an average price of $23.98 per share, and $3.0 million remains available for repurchases under the program.

Revolving Credit Facility and Other Financing Arrangements
As of December 31, 2024, we had $20.2 million in cash and cash equivalents and restricted cash of $1.0 million, and no amount was borrowed under our revolving credit facility. Of the $20.2 million in consolidated cash and cash equivalents at December 31, 2024, $11.1 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements. In 2024 and 2023, development and asset management fees of $2.2 million and $2.4 million, respectively, were paid by the limited partnerships to Stratus. The payments of these intercompany fees resulted in increases in cash available to the parent company, and the income to Stratus and cost to the partnerships have been eliminated in the consolidated financial statements.

At December 31, 2024, we had total debt of $196.7 million based on the principal amounts outstanding, compared with $177.4 million at December 31, 2023. Debt increased primarily due to draws on project construction loans for The Saint George and Holden Hills Phase 1 and the refinancing or modification of the Kingwood Place and The Saint June construction loans, partially offset by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and The Annie B land loan. As of December 31, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.3 million, resulting in availability of $39.0 million, net of letters of credit totaling $13.3 million issued under the revolving credit facility, $11.0 million of which secure our obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2. Refer to Note 6 for additional discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of December 31, 2024.

We have made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In 2023, we made operating loans totaling $2.3 million. In 2024, we made operating loans totaling $3.5 million. In first-quarter 2025, we made an operating loan of $1.5 million.

Stratus and the Class B Limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases. In 2023, we made operating loans totaling $1.0 million, and the Class B Limited Partner made an operating loan of $250 thousand. In 2024, we made operating loans totaling $424 thousand, and the Class B Limited Partner made operating loans totaling $504 thousand. The loans are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners. In October 2024, operating loan repayments of $463 thousand and $260 thousand were made to Stratus and the Class B Limited Partner, respectively, leaving outstanding balances of $962 thousand and $493 thousand payable to Stratus and the Class B Limited Partner, respectively.

In third-quarter 2024, we contributed additional capital of $400 thousand in cash, and the Class B limited partner contributed additional capital of $3.6 million in cash, to The Saint George Apartments, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases. Refer to Note 2 for further discussion.

In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to one-month Term Secured Overnight Financing Rate (SOFR) plus 3.00 percent. Under The Annie B land loan, Term SOFR is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, we made a $1.4 million principal payment on the loan in February 2024 and made another principal payment of $630 thousand in February 2025.

In June 2024, the Amarra Villas credit facility was modified to, among other things, extend the maturity date to June 19, 2026, change the interest rate to Term SOFR plus 3.00 percent (subject to a floor of 5.00 percent) and lower the commitment amount from $18.0 million to $10.5 million. Under the Amarra Villas credit facility, Term SOFR is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. Principal paydowns occur as homes are sold, and amounts are borrowed as homes are constructed. Paydowns made in connection with a sale of an Amarra Villas home reduce the commitment amount by the amount of the payment, and such amounts may not be re-borrowed.

In October 2024, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2025; (ii) increase the aggregate commitment under the loan by $2.0 million to $32.3 million; (iii) decrease the interest rate applicable margin from 2.85 percent to 2.35 percent; and (iv) require payment of an exit fee for prepayments and repayments of the loan of 1.00 percent of the principal amount of such amounts repaid, subject to certain exceptions. Accordingly, the loan bears interest at one-month Term SOFR plus 2.35 percent, subject to a 3.50 percent floor. The loan is payable in monthly installments of principal and interest of approximately $40,000, with the outstanding principal due at maturity. The Saint June, L.P. has an option to extend the maturity of the loan for an additional 12-month term if certain conditions are met. After closing costs, The Saint June, L.P. used the remaining portion of the $1.5 million proceeds of the loan primarily for property taxes and the partial repayment of operating loans to the partnership from Stratus and the Class B Limited Partner.

In November 2024, the Kingwood Place construction loan was refinanced. The new loan has a principal amount of $33.0 million and matures December 1, 2027. The loan bears interest at one-month Term SOFR plus 1.80 percent, with Term SOFR subject to a 3.00 percent floor. As required by the loan, Stratus Kingwood Place, L.P. purchased an interest rate cap with a Term SOFR strike rate equal to 6.00 percent, a notional amount of $33.0 million and an expiration date of December 1, 2026. Upon expiration, as required by the loan, Stratus Kingwood Place, L.P. will enter into a subsequent interest rate cap agreement with a term through the maturity date of the loan, a notional amount of the maximum loan amount and a strike price commensurate to the then current interest rate. Payments of interest only on the loan are due monthly with the outstanding principal due at maturity. Stratus Kingwood Place, L.P. may prepay all, but not a portion, of the loan; provided that a prepayment prior to December 1, 2025 is subject to a yield maintenance premium payment. After paying off the prior loan and closing costs, Stratus Kingwood Place, L.P. used the remaining approximately $3.2 million proceeds of the loan to pay for certain partnership expenses and distributions to Stratus and the third-party equity investors. In January 2025, Stratus received approximately $2.0 million in payments and distributions.

In January 2025, the Lantana Place construction loan was refinanced. The new loan has a principal amount of $29.8 million and matures February 1, 2029. The loan bears interest at one-month Term SOFR plus 2.35 percent, with a floor of 0.00 percent. Payments of interest only on the loan are due monthly through January 31, 2026. Thereafter, principal and interest payments are due monthly based on a 30-year amortization with the remaining unpaid principal and interest due at maturity. After paying off the prior loan and paying property taxes and closing costs, Stratus received approximately $3.0 million in net cash proceeds.

In March 2025, the Jones Crossing loan was refinanced. The new loan has a principal amount of $24.0 million and matures April 1, 2028. The loan bears interest at one-month Term SOFR plus 1.95 percent, with a floor of 3.00 percent. As required by the loan, College Station 1892 Properties, L.L.C. purchased an interest rate cap with a Term SOFR strike rate equal to 5.00 percent, a notional amount of $24.0 million and an expiration date of April 1, 2026. Upon expiration, as required by the loan, College Station 1892 Properties, L.L.C. will enter into two subsequent, consecutive interest rate cap agreements, each with a one-year term, a notional amount of the maximum loan amount and a strike price commensurate to the then-current interest rate. Payments of interest only on the loan are due monthly with the outstanding principal due at maturity. College Station 1892 Properties, L.L.C. may prepay all, but not a portion, of the loan; provided that a prepayment prior to April 1, 2026 is subject to a yield maintenance premium payment. After paying off the existing Jones Crossing loan and closing costs, Stratus received approximately $1.2 million in net cash proceeds.

In January 2025, we entered into a modification of the Comerica Bank revolving credit facility to increase the aggregate amount of letters of credit that may be committed against the facility from $13.3 million to $15.6 million. In March 2025, we entered into an amendment to our revolving credit facility, which extended the maturity date to

March 27, 2027 and lowered the interest rate to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent.

We expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline.

Most of our debt agreements require compliance with specified financial covenants. The Saint June construction loan includes a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Comerica Bank revolving credit facility, the Amarra Villas credit facility, the West Killeen Market construction loan, The Saint June construction loan, The Annie B land loan, The Saint George construction loan and the Holden Hills Phase 1 construction loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank revolving credit facility, the Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and the Holden Hills Phase 1 construction loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of not more than 50 percent. The West Killeen Market construction loan and the Lantana Place loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of December 31, 2024, we were in compliance with all of our financial covenants.

Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equity holders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and the Holden Hills Phase 1 construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with the special cash dividend and share repurchase programs. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project level financing. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of December 31, 2024, we, as the parent company, guaranteed the payment of all of the project loans, except for the Kingwood Place loan, Jones Crossing loan, the Lantana Place loan and West Killeen Market loan. Our guarantees of the Kingwood Place loan, Jones Crossing loan and the Lantana Place loan are generally limited to non-recourse carve-out obligations. Our payment guarantee on The Saint June construction loan is limited to 50.0 percent and on The Saint George construction loan is limited to 25.0 percent, in each case until certain conditions are met. Refer to Note 6 for additional discussion.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Comerica Bank revolving credit facility [s]	$—	$—	$—	$—	$—	$—	$—
Kingwood Place loan [b]	—	—	33,000	—	—	—	33,000
Jones Crossing loan [c]	—	22,581	—	—		—	22,581
The Annie B land loan [d]	12,600	—	—	—	—	—	12,600
Construction loans:
The Saint George	—	48,301	—	—	—	—	48,301
The Saint June [e]	32,200	—	—	—	—	—	32,200
Lantana Place [f]	185	198	25,183	—	—	—	25,566
Holden Hills Phase 1	—	15,590	—	—	—	—	15,590
West Killeen Market [g]	5,196	—	—	—	—	—	5,196
Amarra Villas credit facility	—	1,631	—	—	—	—	1,631
Total	$50,181	$88,301	$58,183	$—	$—	$—	$196,665
a.In March 2025, the Comerica Bank revolving credit facility was amended. The new maturity date is March 27, 2027.
b.In November 2024, the Kingwood Place construction loan was refinanced with a three-year term loan.
c.In March 2025, the Jones Crossing loan was refinanced with a three-year term loan. The new maturity date is April 1, 2028.
d.The maturity date is September 1, 2025.
e.Includes operating loans from our third-party partner of $493 thousand. The maturity date of the construction loan is October 2, 2025.
f.In January 2025, the Lantana Place construction loan was refinanced with a four-year term loan. The new maturity date is February 1, 2029. We have the option to extend the maturity for an additional 12-month term if certain conditions are met.
g.The maturity date is July 31, 2025.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	December 31,
	2024	2023
Comerica Bank revolving credit facility [a]	—%	—%
Kingwood Place loan [b]	6.37	7.74
Jones Crossing loan	7.57	7.27
The Annie B land loan	8.25	7.96
Construction loans:
The Saint George [c]	7.53	7.68
The Saint June	7.90	7.87
Lantana Place	7.52	7.47
Holden Hills Phase 1 [d]	8.15	8.38
West Killeen Market	7.89	7.75
Amarra Villas credit facility	8.33	8.11
Magnolia Place [e]	—	8.38
a.We did not have an outstanding balance during 2023 or 2024. At December 31, 2024, the interest rate for the revolving credit facility was 8.33 percent.
b.In November 2024, the Kingwood Place construction loan was refinanced with a three-year term loan.
c.We did not have an outstanding balance during first-quarter 2023.

d.We did not have an outstanding balance during first-quarter and second-quarter 2023.
e.In first-quarter 2024, this loan was repaid with proceeds from the sale of 47 acres of undeveloped land.

We estimate our interest payments during 2025 will total approximately $12.9 million, based on interest rates in effect on our debt at December 31, 2024, no new debt agreements, and completed or scheduled principal payments as of March 21, 2025 on debt outstanding at December 31, 2024.

We had firm commitments totaling approximately $10 million at December 31, 2024 primarily related to construction of Holden Hills Phase 1 and The Saint George and as of March 21, 2025, we have not started construction on any new projects. We have construction loans, as well as remaining equity capital contributed to the Holden Hills Phase 1 partnership, to fund over the next 12 months following this filing, these projected cash outlays for the projects and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills Phase 1 partnership. As of December 31, 2024, the remaining costs to complete the Tecoma Improvements totaled $3.5 million, of which our share totaled $2.1 million. Refer to “Recent Development Activities – Current Residential Activities – Barton Creek – Holden Hills Phase 1” above for further discussion of the Tecoma Improvements. Also, we anticipate making future operating loans to Stratus Block 150, L.P. totaling up to $1.7 million and a capital contribution to The Saint George partnership of $125 thousand over the next 12 months to enable the partnerships to pay debt service and project costs. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent, would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners. Refer to Note 9 for further discussion of future cash requirements.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (West Killeen Market, Jones Crossing – Retail, Lantana Place – Retail, Kingwood Place and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. We expect to sell additional Amarra Villas homes and may sell other properties. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we had cash and cash equivalents of $20.2 million at December 31, 2024 and availability under our revolving credit facility (which matures on March 27, 2027) of approximately $39.0 million as of December 31, 2024 which is expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities of, or to refinance, our outstanding debt that matures in the next 12 months. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main source of revenue and cash flow is expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 and “Risk Factors” included in Part I, Item 1A. for further discussion.

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

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to inflation, interest rates, tariffs, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans or capital contributions to our joint ventures, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank’s prior written consent, which we obtained in connection with our current $5.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, elevated inflation and interest rates, the effect of tariffs or threatened tariffs, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stratus Properties Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment assessment on real estate assets - Refer to Notes 1 and 3 to the consolidated financial statements

The Company’s real estate assets at December 31, 2024 consist primarily of held for sale real estate assets of $11,211,000, real estate under development of $274,105,000, real estate held for investment, net of $136,252,000 and land available for development of $65,009,000. During 2024, the Company did not recognize any impairment charges.

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each property to determine whether events or changes in circumstances exist that may indicate that the carrying amount of a real estate asset is no longer recoverable. Management evaluates various qualitative factors during this assessment, such as an accumulation of costs significantly in excess of the amount originally expected for the construction of real estate under development, significant decreases in market prices for similar real estate, or other adverse asset-specific or market conditions such as decreases in occupancy. If an indicator is identified for a real estate asset, management will evaluate the real estate asset for recoverability.

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

Significant judgment is exercised by management in evaluating the recoverability and fair value of the real estate assets noted above. Given these factors, the related audit effort in evaluating management’s judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of real estate assets for impairment at December 31, 2024 included, among other things, the following:
•We obtained an understanding and evaluated the design of internal controls over management’s identification of possible circumstances that may indicate impairment and management’s evaluation of the recoverability of the carrying amount of real estate assets.
•We read and evaluated management’s impairment assessment, including accounting policies and information obtained by management from outside sources such as comparable rental rates, comparable sales information, and appraisals.
•We developed an independent expectation of impairment indicators and compared such expectations to management’s analysis.
•For properties with impairment indicators, our procedures over management’s impairment analysis included the following:
◦We evaluated the reasonableness of significant assumptions in the undiscounted cash flow analyses, including estimates of real estate prices, market rental rates, estimates of operating expenses, and capitalization rates. In addition, we tested the mathematical accuracy of the undiscounted cash flow analyses.
◦We evaluated the reasonableness of management’s undiscounted cash flow analyses by comparing management’s projections to earlier projections for the same property, current year results of similar properties, and external market sources.
◦We evaluated whether the assumptions in any of the analyses above were consistent with evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2022.

/s/ CohnReznick LLP

Dallas, Texas
March 28, 2025

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$20,178	$31,397
Restricted cash	976	1,035
Real estate held for sale	11,211	7,382
Real estate under development	274,105	260,642
Land available for development	65,009	47,451
Real estate held for investment, net	136,252	144,112
Lease right-of-use assets	10,088	11,174
Deferred tax assets	153	173
Other assets	14,634	14,400
Total assets	$532,606	$517,766

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,061	$15,629
Accrued liabilities, including taxes	7,291	6,660
Debt	194,853	175,168
Lease liabilities	15,436	15,866
Deferred gain	1,810	2,721
Other liabilities	5,588	7,117
Total liabilities	235,039	223,161

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized, 9,685 and 9,586 shares issued, respectively and 8,023 and 8,003 shares outstanding, respectively	97	96
Capital in excess of par value of common stock	200,972	197,735
Retained earnings	28,601	26,645
Common stock held in treasury, 1,662 shares and 1,583 shares at cost, respectively	(34,965)	(32,997)
Total stockholders’ equity	194,705	191,479
Noncontrolling interests in subsidiaries	102,862	103,126
Total equity	297,567	294,605
Total liabilities and equity	$532,606	$517,766
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2024	2023
Revenues:
Real Estate Operations	$34,887	$2,551
Leasing Operations	19,296	14,719
Total revenues	54,183	17,270
Cost of sales:
Real Estate Operations	29,979	9,615
Leasing Operations	7,470	5,177
Depreciation and amortization	5,563	4,257
Total cost of sales	43,012	19,049
General and administrative expenses	14,952	15,167
Gain on sales of assets	(1,626)	—
Total	56,338	34,216
Operating loss	(2,155)	(16,946)
Loss on extinguishment of debt	(69)	—
Other income, net	758	1,912
Net loss before income taxes and equity in unconsolidated affiliate’s income	(1,466)	(15,034)
Provision for income taxes	(442)	(1,524)
Equity in unconsolidated affiliate’s income	—	65
Net loss and total comprehensive loss	(1,908)	(16,493)
Total comprehensive loss attributable to noncontrolling interests	3,864	1,686
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$1,956	$(14,807)

Basic net income (loss) per share attributable to common stockholders	$0.24	$(1.85)

Diluted net income (loss) per share attributable to common stockholders	$0.24	$(1.85)

Weighted-average shares of common stock outstanding:
Basic	8,059	7,996
Diluted	8,189	7,996
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(1,908)	$(16,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,563	4,257
Cost of real estate sold	22,357	1,997
Loss on extinguishment of debt	69	—
Gain on sales of assets	(1,626)	—
Stock-based compensation	1,722	1,938
Debt issuance cost amortization	1,352	851
Equity in unconsolidated affiliates’ income	—	(65)
Deferred income taxes	20	(135)
Purchases and development of real estate properties	(29,525)	(44,451)
Write-off of capitalized project costs	721	—
(Increase) decrease in other assets	(43)	1,661
Decrease in accounts payable, accrued liabilities and other	(4,542)	(814)
Net cash used in operating activities	(5,840)	(51,254)

Cash flow from investing activities:
Capital expenditures	(29,136)	(45,962)
Proceeds from sale of assets, net of fees	8,586	—
Payments on master lease obligations	(990)	(977)
Other, net	—	(15)
Net cash used in investing activities	(21,540)	(46,954)

Cash flow from financing activities:
Borrowings from project loans	73,648	60,692
Payments on project and term loans	(57,913)	(9,247)
Payment of dividends	(376)	(678)
Finance lease principal payments	(16)	(15)
Stock-based awards net payments	(376)	(789)
Purchases of treasury stock	(1,592)	(2,137)
Noncontrolling interests’ distributions	—	(13)
Noncontrolling interests’ contributions	3,600	40,000
Financing costs	(873)	(2,882)
Net cash provided by financing activities	16,102	84,931
Net decrease in cash, cash equivalents and restricted cash	(11,278)	(13,277)
Cash, cash equivalents and restricted cash at beginning of year	32,432	45,709
Cash, cash equivalents and restricted cash at end of year	$21,154	$32,432
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Retained Earnings	Number of Shares	At Cost	Total	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2022	9,439	$94	$195,773	$41,452	1,448	$(30,071)	$207,248	$64,825	$272,073
Common stock repurchases	—	—	—	—	96	(2,137)	(2,137)	—	(2,137)
Vested stock-based awards	147	2	—	—	—	—	2	—	2
Director fees paid in shares of common stock	—	—	24	—	—	—	24	—	24
Stock-based compensation	—	—	1,938	—	—	—	1,938	—	1,938
Tender of shares for stock-based awards	—	—	—	—	39	(789)	(789)	—	(789)
Noncontrolling interests’ distributions	—	—	—	—	—	—	—	(13)	(13)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	40,000	40,000
Total comprehensive loss	—	—	—	(14,807)	—	—	(14,807)	(1,686)	(16,493)
Balance at December 31, 2023	9,586	96	197,735	26,645	1,583	(32,997)	191,479	103,126	294,605
Common stock repurchases	—	—	—	—	63	(1,592)	(1,592)	—	(1,592)
Vested stock-based awards	99	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	24	—	—	—	24	—	24
Stock-based compensation	—	—	1,722	—	—	—	1,722	—	1,722
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	3,600	3,600
Total comprehensive income (loss)	—	—	—	1,956	—	—	1,956	(3,864)	(1,908)
Balance at December 31, 2024	9,685	$97	$200,972	$28,601	1,662	$(34,965)	$194,705	$102,862	$297,567
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

Concentration of Risks. Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an adverse effect on Stratus’ business, results of operations and financial condition. Stratus has taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of its cash deposits; however it typically has some cash balances on deposit with banks in excess of FDIC-insured limits. Any loss of uninsured deposits could have an adverse effect on Stratus’ future financial condition, liquidity and operations. To help address this risk, as of December 31, 2024, $15.4 million was invested in a government securities mutual fund or an FDIC insured cash sweep platform.

Use of Estimates. The preparation of Stratus’ consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred income taxes and related valuation allowances; income taxes; allocation of certain indirect costs; profit pools under the Profit Participation Incentive Plan (PPIP) and the Long-Term Incentive Plan (LTIP); and asset lives for depreciation. Actual results could differ from those estimates.

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

Accrued Property Taxes. Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $5.2 million at December 31, 2024 and $4.2 million at December 31, 2023.

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

Cost of Sales. Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold, properties held for sale, and land available for development, such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2024	2023
Cost of developed property sales	$15,812	$2,159
Cost of undeveloped property sales	8,082	—
Leasing operations	7,470	5,177
Project expenses and allocation of overhead costs (see below)	5,644	6,718
Depreciation and amortization	5,563	4,257
Other, net	441	738
Total cost of sales	$43,012	$19,049

Allocation of Overhead Costs. Stratus allocates a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain employees worked in the related areas. Costs of construction and development activities are capitalized to real estate under development, and costs of project management, sales and marketing activities are charged to expense as cost of sales. Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as rent, office supplies, insurance, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as all salaries and costs related to its Chief Executive Officer and Chief Financial Officer.

Advertising Costs. Advertising costs are charged to expense as incurred and are included as a component of cost of sales. Advertising costs totaled $0.2 million in 2024 and in 2023.

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

	Years Ended December 31,
	2024	2023
Net loss and total comprehensive loss	$(1,908)	$(16,493)
Total comprehensive loss attributable to noncontrolling interests	3,864	1,686
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$1,956	$(14,807)

Basic weighted-average shares of common stock outstanding	8,059	7,996
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	130	—
Diluted weighted-average shares of common stock outstanding	8,189	7,996

Basic net income (loss) per share attributable to common stockholders	$0.24	$(1.85)

Diluted net income (loss) per share attributable to common stockholders	$0.24	$(1.85)
a.Excludes approximately 14 thousand shares in 2024 of common stock associated with RSUs that were anti-dilutive. Excludes approximately 217 thousand shares in 2023 of common stock associated with RSUs that were anti-dilutive as a result of the net loss.
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

Recently Issued Accounting Standards. In November 2024, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosure in the notes to the financial statements of certain costs and expenses presented on the face of the income statement, on an interim and annual basis. This ASU also requires additional footnote disclosure about selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and early adoption is permitted. Stratus is currently assessing adoption timing and the effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on amount of income taxes paid disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024. We do not expect the pronouncement to have a material effect on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures,” which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods and permits more than one measure of segment profit or loss to be reported under certain conditions. This ASU became effective for Stratus for the fiscal year ended December 31, 2024 and Stratus applied the amendments retrospectively to all prior periods presented in its consolidated financial statements. Refer to Note 10 for discussion of the business segments.

NOTE 2. LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships; Holden Hills, L.P. (50.0 percent indirect equity interest), The Saint George Apartments, L.P. (10.0 percent indirect equity interest), Stratus Block 150, L.P. (31.0 percent indirect equity interest), The Saint June, L.P. (34.13 percent indirect equity interest) and Stratus Kingwood Place, L.P. (60.0 percent indirect equity interest).

Holden Hills, L.P. In first-quarter 2023, Holden Hills, L.P. (the Holden Hills Phase 1 partnership), a Texas limited partnership and subsidiary of Stratus, was formed for the development of Holden Hills Phase 1, Stratus’ final large residential development within the Barton Creek community in Austin, Texas, consisting of 495 acres and designed to feature unique residences (Holden Hills Phase 1 Project). The Holden Hills Phase 1 partnership is governed by a limited partnership agreement between a wholly owned subsidiary of Stratus as Class A limited partner and an unaffiliated equity investor as Class B limited partner, and another wholly owned subsidiary of Stratus which serves as general partner. The partners made the following initial capital contributions to the Holden Hills Phase 1 partnership: (i) Stratus contributed the Holden Hills Phase 1 land and related personal property at an agreed value of $70.0 million and (ii) The Class B limited partner contributed $40.0 million in cash. Immediately following the Class B limited partner’s initial capital contribution, $30.0 million of cash was distributed by the Holden Hills Phase 1 partnership to Stratus. Further, the Holden Hills Phase 1 partnership reimbursed Stratus for certain initial project costs and closing costs of approximately $5.8 million. As a result of these transactions, Stratus holds, indirectly through its wholly owned subsidiaries, a 50.0 percent equity interest in the Holden Hills Phase 1 partnership, and the Class B limited partner holds the remaining 50.0 percent equity interest in the Holden Hills Phase 1 partnership. Stratus’ potential returns on its equity investment in the Holden Hills Phase 1 partnership may increase above its relative equity interest as negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion. Stratus consolidates the Holden Hills Phase 1 partnership; therefore, its contribution of the Holden Hills Phase 1 land and related personal property was recorded at historical cost and the contribution from the Class B limited partner was accounted for as a noncontrolling interest in subsidiary.

In addition to each partner’s initial capital contribution, upon the call of the general partner from time to time, Stratus is obligated to make capital contributions up to an additional $10.0 million, and the Class B limited partner is also obligated to make capital contributions up to an additional $10.0 million.

Stratus has the authority to manage the day-to-day operations of the Holden Hills Phase 1 partnership, subject to approval rights of the Class B limited partner for specified “major decisions,” including project and operating budgets, the business plan and amendments thereto; sales, leases or transfers of any portion of the Holden Hills Phase 1 Project to any partner, affiliate of any partner, or to any unaffiliated third party other than as contemplated in the business plan; incurring any debt, mortgage or guaranty; capital calls in excess of those previously agreed upon; admitting a new partner; and certain transfers of direct or indirect interests in the Holden Hills Phase 1 partnership. The business plan includes rights of first refusal in favor of the Class B limited partner for sale of luxury residence sites to be developed in distinct communities or “pods” to a third party. A “deadlock” may be declared by any partner if any limited partner does not approve any two major decisions proposed by the general partner within any 12-month period. Prior to the third anniversary of the effective date of the limited partnership agreement, a buy-sell provision can be triggered only if there is a deadlock. On or after the third anniversary, any partner can initiate a buy-sell at any time by written notice to the other partner, specifying the buyout price.

Stratus has entered into a development agreement with the Holden Hills Phase 1 partnership pursuant to which the Holden Hills Phase 1 partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 (formerly known as Section N) land owned by Stratus from its current terminus to Southwest Parkway, estimated to cost approximately $15.6 million (the Tecoma Improvements), and Stratus will reimburse the partnership for 60 percent of the costs. The Tecoma Improvements will enable access and provide utilities necessary for the development of both Holden Hills Phases 1 and 2. As of December 31, 2024, the remaining costs to complete the Tecoma Improvements totaled $3.5 million, of which Stratus’ share totaled $2.1 million.

The Holden Hills Phase 1 partnership has agreed to pay Stratus a development management fee of 4 percent of certain construction costs of the Holden Hills Phase 1 Project, and an asset management fee of $150 thousand per year starting 15 months after the start of construction, which occurred in first-quarter 2023, payable from available cash flow after debt service.

In 2023, the Holden Hills Phase 1 partnership entered into a loan agreement with Comerica Bank to finance the road and utility infrastructure of the Holden Hills Phase 1 Project. The Holden Hills Phase 1 construction loan is secured by the Holden Hills Phase 1 Project and guaranteed by Stratus. Refer to Note 6 for discussion of the loan agreement.

The Saint George Apartments, L.P. In November 2021, The Saint George Apartments, L.P. (The Saint George partnership), a Texas limited partnership and subsidiary of Stratus, was formed to purchase land and develop, construct and lease The Saint George, a 316-unit luxury wrap-style multi-family project in Austin. In December 2021, The Saint George partnership purchased the land for the project for $18.5 million. In December 2021, an unrelated equity investor contributed $18.3 million to The Saint George partnership for a 90.0 percent interest. In July 2022, The Saint George partnership entered into a construction loan agreement. Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus until certain conditions are met. Refer to Note 6 for further discussion of the loan agreement. In connection with closing the construction financing, Stratus made an additional capital contribution of $1.7 million and the unaffiliated Class B limited partner made an additional capital contribution of $15.0 million, bringing Stratus’ total capital contributions to $3.7 million (consisting of pursuit costs and $2.2 million in cash) and the Class B limited partner’s total capital contributions to $33.4 million. Stratus has a 10.0 percent interest in The Saint George partnership. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion.

The Saint George partnership is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner manages The Saint George partnership in exchange for an asset management fee of $300 thousand per year beginning two years after the commencement of construction of The Saint George, which occurred in third-quarter 2022, and earns a development management fee of 4 percent of certain construction costs for The Saint George. The limited partnership agreement contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests. Transfers of interests in the partnership are subject to substantial restrictions.

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

In first-quarter 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of December 31, 2024, Stratus holds, in the aggregate, a 31.0 percent indirect equity interest in Stratus Block 150, L.P. No individual Class B limited partner has an equity interest greater than 25.0 percent. One of the participants in the private placement offering, JBM Trust, which purchased a limited partnership interest initially representing a 5.9 percent equity interest in Stratus Block 150, L.P., has a trustee who also serves as sole manager of LCHM.

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

The Saint June, L.P. is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner manages The Saint June, L.P. in exchange for an asset management fee of $210 thousand per year beginning two years after commencement of construction of The Saint June, which occurred in third-quarter 2021, and earned a development management fee of 4 percent of certain construction costs for The Saint June. The limited partnership agreement contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests. Transfers of interests in the partnership are subject to substantial restrictions.

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

The Kingwood, L.P. is governed by a limited partnership agreement between Stratus and the equity investors, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner manages the Kingwood, L.P., in exchange for an asset management fee of $283 thousand per year and earned a development management fee of 4 percent of certain construction costs for Kingwood Place. Transfers of interests in the partnership are subject to substantial restrictions.

In December 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which superseded and replaced the land acquisition loan agreement discussed above and provided for a loan totaling $32.9 million to finance a portion of the costs associated with construction of Kingwood Place, which was subsequently modified and increased to $35.4 million in January 2020. Approximately $15 million was funded by borrower equity, contributed by Stratus and private equity investors. In November 2024, the Kingwood, L.P. entered into a loan agreement with Voya Investment Management LLC for $33.0 million (the new Kingwood loan) to refinance the construction loan with Comerica Bank (refer to Note 6 for further discussion). The new Kingwood loan is secured by the Kingwood Place project. Stratus has provided a guaranty limited to customary non-recourse carve-out obligations and an environmental indemnification.

In October 2019, Stratus acquired an unrelated equity investor’s 33.33 percent interest in the Kingwood, L.P. for $5.8 million. Following the acquisition, Stratus has a 60.0 percent interest in the Kingwood, L.P. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion.

Operating Loans/Additional Capital Contributions to Partnerships. Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at the one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In 2023, Stratus made operating loans totaling $2.3 million. In 2024, Stratus made operating loans of $3.5 million. In first-quarter 2025, Stratus made an operating loan of $1.5 million.

Stratus and the Class B Limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and must be repaid before distributions may be made to the partners. In 2023, Stratus made operating loans totaling $1.0 million, and the Class B Limited Partner made an operating loan of $250 thousand. In 2024, Stratus made operating loans totaling $424 thousand, and the Class B Limited Partner made operating loans totaling $504 thousand. Operating loan repayments of $463 thousand and $260 thousand were made to Stratus and the Class B Limited Partner, respectively in October 2024, leaving outstanding balances of $962 thousand and $493 thousand payable to Stratus and the Class B Limited Partner, respectively.

In 2024, Stratus contributed additional capital of $400 thousand in cash, and the Class B limited partner contributed additional capital of $3.6 million in cash, each to The Saint George partnership to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases.

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

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood Place, L.P. and Holden Hills, L.P. are VIEs and that Stratus is the primary beneficiary of each VIE. Accordingly, the partnerships’ financial statements are consolidated in Stratus’ consolidated financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

The cash and cash equivalents held at these limited partnerships are subject to restrictions on distribution to the partners, including Stratus, pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands). All intercompany balances are eliminated.

	December 31,
	2024	2023
Assets: [a]
Cash and cash equivalents	$11,096	$5,531
Restricted cash	572	193
Real estate under development	143,743	140,347
Land available for development	36,509	1,911
Real estate held for investment, net	81,477	87,005
Lease right-of-use assets	148	420
Other assets	3,211	3,122
Total assets	276,756	238,529
Liabilities: [b]
Accounts payable	7,399	12,751
Accrued liabilities, including taxes	3,327	1,793
Debt	140,090	100,205
Lease liabilities	148	421
Other liabilities	469	391
Total liabilities	151,433	115,561
Net assets	$125,323	$122,968
a.Substantially all of the assets are available to settle only obligations of the partnerships.
b.All of the debt is guaranteed by Stratus until certain conditions are met as provided in the applicable loan agreements except for The Saint June construction loan, for which Stratus has a 50 percent repayment guaranty obligation, The Saint George construction loan, for which Stratus has a 25 percent repayment guaranty obligation, and the new Kingwood loan, for which Stratus has only customary non-recourse carve-out obligations and an environmental indemnification. Refer to Note 6 for further discussion. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus.

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2024	2023
Real estate held for sale:
Developed lots and completed homes	$11,211	$7,382

Real estate under development:
Acreage, multi-family units, commercial square footage and homes	274,105	260,642

Land available for development:
Undeveloped acreage	65,009	47,451

Real estate held for investment:
The Saint June	50,974	50,827
Kingwood Place	37,426	37,166
Lantana Place	33,873	31,001
Jones Crossing	25,278	25,008
West Killeen Market	9,483	10,063
Magnolia Place	—	6,740
Furniture, fixtures and equipment	764	727
Total	157,798	161,532
Accumulated depreciation	(21,546)	(17,420)
Total real estate held for investment, net	136,252	144,112
Total real estate, net	$486,577	$459,587

Real estate held for sale. Real estate held for sale includes developed lots and completed homes. Developed lots include individual tracts of land that have been developed and permitted for residential use. As of December 31, 2024, Stratus owned one developed lot and three completed Amarra Villas homes.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction. Stratus’ real estate under development as of December 31, 2024 increased from December 31, 2023, primarily as a result of the development costs for The Saint George and Barton Creek properties, particularly Holden Hills Phase 1 and Amarra Villas.

In November 2017, the City of Magnolia and the state of Texas approved the creation of a municipal utility district (MUD) which provides an opportunity for Stratus to recoup certain road and utility infrastructure costs incurred in connection with the development of Magnolia Place. Real estate under development as of December 31, 2024, includes approximately $12 million of costs eligible for reimbursement by the Magnolia MUD.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2024 included land permitted for residential and commercial development and vacant pad sites at Jones Crossing and Kingwood Place.

Real estate held for investment. The Saint June is a luxury garden-style multi-family project consisting of 182 units. The Kingwood Place project includes 151,877 square-feet of retail space anchored by an H-E-B grocery store and leased pad sites. The Lantana Place project includes 99,377 square feet and a pad site ground-leased to a hotel for the retail phase of a mixed-use project. The Jones Crossing project includes 154,092 square-feet and leased pad sites for the first phase of the retail component of an H-E-B-anchored, mixed-use development. The West Killeen Market project includes 44,493 square-feet of retail space adjacent to a 90,000 square-foot H-E-B grocery store.

Capitalized interest. Stratus recorded capitalized interest of $15.7 million in 2024 and $12.5 million in 2023.

NOTE 4. ASSET SALES
Amarra Drive. In fourth-quarter 2024, Stratus sold one Amarra Drive Phase III lot for $1.4 million.

Amarra Villas. In fourth-quarter 2024, Stratus sold one Amarra Villas home for $3.8 million. In third-quarter 2024, Stratus sold one Amarra Villas home for $4.0 million. In second-quarter 2024, Stratus sold one Amarra Villas home for $3.6 million. In first-quarter 2024, Stratus sold two Amarra Villas homes for a total of $7.6 million. In first-quarter 2023, Stratus sold one Amarra Villas home for $2.5 million.

Magnolia Place. In third-quarter 2024, Stratus completed the sale of Magnolia Place – Retail for $8.9 million, generating pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. In first-quarter 2024, Stratus completed the sale of approximately 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with this sale, the Magnolia Place construction loan, which had a balance of $8.8 million, was repaid.

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

A summary of the carrying amount and fair value of Stratus’ interest rate cap follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Interest Rate Cap	$19	$19	$—	$—

Interest Rate Cap Agreement. In November 2024, a Stratus subsidiary paid $27,400 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 6.00 percent, a notional amount of $33.0 million (the principal amount of the Kingwood Place construction loan) and an expiration date of December 1, 2026.

The interest rate cap is a derivative instrument that does not qualify for hedge accounting treatment. Therefore, changes in the instrument’s fair value are recorded in the consolidated statements of comprehensive loss. Stratus uses an interest rate pricing model that relies on market observable inputs such as Term SOFR to measure the fair value of the agreement. Stratus also evaluated the counterparty credit risk associated with the agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap is classified within Level 2 of the fair value hierarchy.

Debt. The fair value of Stratus’ debt approximates fair value, as the interest rates are variable and approximate prevailing market interest rates available for similar mortgage debt. Stratus’ debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates available for similar mortgage debt. Accordingly, Stratus’ debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2024	2023

Comerica Bank revolving credit facility [a]	$—	$—
Kingwood Place loan, [b]
average interest rate of 6.37% in 2024 and 7.74% in 2023	32,408	28,160
Jones Crossing loan,
average interest rate of 7.57% in 2024 and 7.27% in 2023	22,428	22,340
The Annie B land loan,
average interest rate of 8.25% in 2024 and 7.96% in 2023	12,568	13,983
Construction loans:
The Saint George construction loan, [c]
average interest rate of 7.53% in 2024 and 7.68% in 2023	47,741	24,657
The Saint June construction loan,
average interest rate of 7.90% in 2024 and 7.87% in 2023	32,109	27,668
Lantana Place construction loan,
average interest rate of 7.52% in 2024 and 7.47% in 2023	25,509	22,961
Holden Hills Phase 1 construction loan, [d]
average interest rate of 8.15% in 2024 and 8.38% in 2023	15,265	5,736
West Killeen Market construction loan,
average interest rate of 7.89% in 2024 and 7.75% in 2023	5,194	5,250
Amarra Villas credit facility,
average interest rate of 8.33% in 2024 and 8.11% in 2023	1,631	15,682
Magnolia Place construction loan, [e]
average interest rate of —% in 2024 and 8.38% in 2023	—	8,731
Total debt [e]	$194,853	$175,168
a.Stratus did not have an outstanding balance during 2024 or 2023. At December 31, 2024, the interest rate for the revolving credit facility was 8.33 percent.
b.In November 2024, the Kingwood Place construction loan was refinanced with a three-year term loan.
c.There was no outstanding balance during first-quarter 2023.
d.There was no outstanding balance during first-quarter and second-quarter 2023.
e.In February 2024, Stratus repaid this loan.
f.Includes net reductions for unamortized debt issuance costs of $1.8 million at December 31, 2024, and $2.2 million at December 31, 2023.

Comerica Bank revolving credit facility. As of December 31, 2024, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $52.3 million, resulting in availability of $39.0 million, net of letters of credit. As of December 31, 2024, letters of credit, totaling $13.3 million, had been issued under the revolving credit facility, $11.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting both Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway. The loan is secured by substantially all assets that do not serve as security for project loans. In March 2023, Stratus entered into a modification of the revolving credit facility, which extended the maturity date to March 27, 2025, and increased the floor of one-month Bloomberg Short-Term Bank Yield Index (BSBY) Rate. As amended, advances under the revolving credit facility bore interest at one-month BSBY Rate (with a floor of 0.50 percent) plus 4.00 percent. In May 2023, Stratus entered into a modification of the revolving credit facility to increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $11.5 million to $13.3 million. In July 2023, Stratus entered into the $2.3 million letter of credit described above. The loan agreement requires Stratus to maintain a net asset value, as defined in the loan agreement, of $125 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. Comerica Bank’s prior written consent is required for any common stock repurchases in excess of $1.0 million and any dividend payments.

From November 2024 through March 2025, in connection with the discontinuance of the BSBY benchmark rate, Comerica Bank changed the benchmark rate applicable to advances under the revolving credit facility to one-month Term SOFR plus 0.50 percent (with a floor of 0.00 percent), plus 4.00 percent. In January 2025, the Comerica Bank revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility to $15.6 million. In February 2025, Stratus entered into an additional $2.3 million letter of credit to secure Stratus’ obligation to complete certain infrastructure associated with the Holden Hills Phase 1 Project. In March 2025, Stratus entered into an amendment to its revolving credit facility, which (i) extended the maturity date to March 27, 2027, (ii) lowered the interest rate to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent and (iii) lowered the maximum loan amount to the lesser of $55.0 million or the borrowing base limit.

Kingwood Place loan. In 2018, the Kingwood, L.P. entered into a construction loan agreement with Comerica Bank (the original Kingwood Place construction loan), which provided financing for a portion of the costs associated with construction of Kingwood Place. Project costs totaling approximately $15.0 million were funded by borrower equity, contributed by Stratus and private equity investors. In January 2020, the original Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase was used to fund the construction of a retail building on an existing Kingwood Place retail pad. In December 2022, the loan was amended to extend the maturity date to December 6, 2023. The amendment also converted the benchmark rate from the London Interbank Offered Rate to one-month BSBY Rate (with a floor of 0.50 percent) plus 2.75 percent. In December 2023, the loan was amended to extend the maturity date to December 6, 2024 and change the interest rate to Term SOFR plus 2.75 percent. Under the original Kingwood Place construction loan, Term SOFR is defined as one-month Term SOFR plus 0.11 percent and is subject to a floor of 0.50 percent.

In November 2024, the Kingwood, L.P. entered into the new Kingwood loan. The new Kingwood loan amount is $33.0 million. The new Kingwood loan matures December 1, 2027 and bears interest at one-month Term SOFR plus 1.80 percent, with Term SOFR subject to a 3.00 percent floor. Payments of interest only on the new Kingwood loan are due monthly with the outstanding principal due at maturity. The Kingwood, L.P. may prepay all, but not a portion, of the new Kingwood loan; provided that a prepayment prior to December 1, 2025 is subject to a yield maintenance premium payment. The loan is secured by the Kingwood Place project. Stratus has provided a guaranty limited to customary non-recourse carve-out obligations and an environmental indemnification. After paying off the original Kingwood Place construction loan and closing costs, the Kingwood, L.P. used the remaining approximately $3.2 million proceeds of the new Kingwood loan to pay for certain partnership expenses and distributions to Stratus and the third-party equity investors. Stratus received approximately $2.0 million in payments and distributions in January 2025.

Jones Crossing loan. In June 2021, College Station 1892 Properties, L.L.C., a Stratus wholly-owned subsidiary, entered into a $24.5 million loan with Regions Bank (the existing Jones Crossing loan) to refinance the construction loan. The existing Jones Crossing loan had a maturity date of June 17, 2026, and an interest rate of one-month Term SOFR plus 2.25 percent, with a one-month Term SOFR floor of 0.15 percent. Payments of interest only on the existing Jones Crossing loan were due monthly through the term of the loan with the outstanding principal due at maturity. Principal payments totaling $1.9 million and $13 thousand were made in 2023 and 2024, respectively, to maintain a debt service coverage ratio requirement.

In March 2025, College Station 1892 Properties, L.L.C. entered into a loan with Brighthouse Life Insurance Company to refinance the existing Jones Crossing loan (the new Jones Crossing loan). The new Jones Crossing loan has a principal amount of $24.0 million and matures April 1, 2028. The new Jones Crossing loan bears interest at one-month Term SOFR plus 1.95 percent, with a floor of 3.00 percent. Payments of interest only on the new Jones Crossing loan are due monthly with the outstanding principal due at maturity. College Station 1892 Properties, L.L.C. may prepay all, but not a portion, of the new Jones Crossing loan; provided that a prepayment prior to April 1, 2026 is subject to a yield maintenance premium payment. The new Jones Crossing loan is secured by the Jones Crossing retail project. Stratus has provided a guaranty limited to certain non-recourse carve-out obligations and an environmental indemnification. After paying off the existing Jones Crossing loan and closing costs, Stratus received approximately $1.2 million in net cash proceeds.

The Annie B land loan. In September 2021, Stratus Block 150, L.P. entered into an 18-month, $14.0 million land loan with Comerica Bank to acquire the land for The Annie B project (The Annie B land loan). In February 2023, Stratus Block 150, L.P. entered into a modification agreement that extended the maturity date of the loan to March 1, 2024, and changed the interest rate to one-month BSBY Rate (with a floor of 0.50 percent) plus 3.00 percent. In connection with the modification agreement, Stratus Block 150, LP, escrowed an interest reserve of $0.6 million with the lender. The Annie B land loan is guaranteed by Stratus and secured by The Annie B project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent and places certain restrictions on distributions from the partnership to its partners, including Stratus. The Annie B land loan requires Comerica Banks’ prior written consent for any Stratus common stock repurchases in excess of $1.0 million or any dividend payments. In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to Term SOFR plus 3.00 percent. Under the Annie B land loan, Term SOFR is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, Stratus made a $1.4 million principal payment on the loan and made another principal payment of $630 thousand in February 2025.

The Saint George construction loan. In July 2022, The Saint George partnership entered into a $56.8 million loan with Comerica Bank to provide financing for the construction of The Saint George multi-family project. The construction loan has a maturity date of July 19, 2026, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions, including the applicable debt service coverage ratios, and the payment of an extension fee for each extension. Advances under the construction loan bore interest at one-month BSBY Rate (with a floor of 0.00 percent) plus 2.35 percent. In November 2024, in connection with the discontinuance of the BSBY benchmark rate, the benchmark rate applicable to advances under the construction loan was changed to one-month Term SOFR plus 0.10 percent (with a floor of 0.00 percent), plus 2.35 percent.

Payments of interest only on the construction loan are due monthly through July 19, 2026, with the outstanding principal due at maturity. During any extension periods, the principal balance of the construction loan will be payable in monthly installments of principal and interest based on a 30-year amortization calculated at 6.50 percent with the outstanding principal due at maturity.

Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus. Stratus provided a full completion guaranty and 25.0 percent repayment guaranty, which will be eliminated once the project meets specified conditions including a debt service coverage ratio of at least 1.20 to 1.00 and confirmation that the loan-to-value ratio does not exceed 65.0 percent. Notwithstanding the foregoing, Stratus remains liable for customary carve-out obligations and environmental indemnity. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. The Saint George partnership is not permitted to make distributions to its partners, including Stratus, while the loan remains outstanding.

The Saint June construction loan. In June 2021, The Saint June, L.P. entered into a construction loan with Texas Capital Bank to finance a portion of the cost of the development and construction of The Saint June. Available borrowings under the loan total the least of (i) $30.3 million, (ii) 60.0 percent of the total construction costs or (iii) 55.0 percent of the as-stabilized appraised value of the property.

In October 2024, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2025, (ii) increase the aggregate commitment under the loan by $2.0 million to $32.3 million, (iii) decrease the interest rate applicable margin from 2.85 percent to 2.35 percent and (iv) require payment of an exit fee for prepayments and repayments of the loan of 1.00 percent of the principal amount of such amounts repaid, subject to certain exceptions. Accordingly, the loan bears interest at one-month Term SOFR plus 2.35 percent, subject to a 3.50 percent floor. The loan is payable in monthly installments of principal of approximately $40,000, with the outstanding principal due at maturity. The Saint June, L.P. has an option to extend the maturity of the loan for an additional 12-month term if certain conditions are met.

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

Lantana Place construction loan. In 2017, Lantana Place, L.L.C., a Stratus wholly-owned subsidiary, entered into a $26.3 million construction loan with Southside Bank (the existing Lantana Place construction loan) to finance the initial phase of Lantana Place. Payments of interest only on the construction loan were due monthly through July 1, 2023. Beginning August 1, 2023, monthly payments of principal and interest based on a 30-year amortization were due, with the outstanding principal due at maturity.

In January 2025, Lantana Place, L.L.C. entered into a loan with Broadway National Bank to refinance the existing Lantana Place construction loan (the new Lantana Place loan). The new Lantana Place loan amount is $29.8 million and the loan matures February 1, 2029, with an option to extend the maturity for an additional 12 months, subject to satisfying certain conditions. The new Lantana Place loan bears interest at one-month Term SOFR plus 2.35 percent, with a floor of 0.00 percent. Payments of interest only on the new Lantana Place loan are due monthly through January 31, 2026. Thereafter, principal and interest payments are due monthly based on a 30-year amortization with the remaining unpaid principal and interest due at maturity. The new Lantana Place loan is secured by the Lantana Place – Retail project. Stratus has provided a guaranty limited to certain non-recourse carve-out obligations. The new Lantana Place loan agreement contains a financial covenant that the Lantana Place project maintain a debt service coverage ratio of at least 1.30 to 1.00 measured by reference to a trailing 12-month period for each fiscal year beginning with the year ending December 31, 2025. After paying off the existing Lantana Place construction loan and paying property taxes and closing costs, Stratus received approximately $3.0 million in net cash proceeds.

Holden Hills Phase 1 construction loan. In February 2023, the Holden Hills Phase 1 partnership entered into a loan agreement with Comerica Bank to finance the development of road and utility infrastructure of the Holden Hills Phase 1 Project.

The loan agreement provides for a senior secured construction loan in the aggregate principal amount of the least of (i) $26.1 million, (ii) 23.0 percent of the total development costs for the road and utility infrastructure of the Holden Hills Phase 1 Project or (iii) the amount that would result in a maximum loan-to-value ratio of 28.0 percent. The loan has a maturity date of February 8, 2026. Advances under the loan bore interest at one-month BSBY Rate (with a floor of 0.50 percent), plus 3.00 percent. Payments of interest only on the loan are due monthly until the maturity date with the outstanding principal due at maturity. Amounts repaid under the loan may not be reborrowed. Commencing in November 2024, in connection with the discontinuance of the BSBY benchmark rate, the benchmark rate applicable to advances was changed to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent.

The loan is secured by the Holden Hills Phase 1 Project. After completion of construction of the road and utility infrastructure of the Holden Hills Phase 1 Project, the Holden Hills Phase 1 partnership may sell and obtain releases of the parcels of land, subject to specified conditions, and upon payment to the lender of specified amounts related to the parcel to be released. The Holden Hills Phase 1 partnership is not permitted to make distributions to its partners, including Stratus, while the loan is outstanding. The Holden Hills Phase 1 partnership must apply all Municipal Utility District (MUD) reimbursements it receives and is entitled to retain as payments of principal on the loan.

Stratus entered into a guaranty for the benefit of the lender pursuant to which Stratus guaranteed the payment of the loan and the completion of the road and utility infrastructure of the Holden Hills Phase 1 Project, including the Tecoma Improvements (which benefit both the Holden Hills Phases 1 and 2). Stratus is also liable for customary carve-out obligations and an environmental indemnity. Stratus must maintain a net asset value, as defined in the agreement, of not less than $125.0 million, and a debt-to-gross-asset value of not more than 50.0 percent.

West Killeen Market construction loan. In 2016, a Stratus wholly-owned subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to finance a portion of the construction of the West Killeen Market project. The loan is secured by the West Killeen Market project and was guaranteed by Stratus until Stratus’ West Killeen Market subsidiary was able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter after completion of construction on the project, measured by reference to the trailing six-month period ending on the last day of such quarter. In June 2022, Stratus and Southside Bank amended the West Killeen Market construction loan. Pursuant to the agreement, the principal amount of the loan is fully advanced and funded at an amount of $6.0 million, the interest rate for the loan was changed to one-month Term SOFR plus 2.75 percent, subject to a 3.00 percent floor, and the maturity date of the loan was extended three years to July 31, 2025. Principal and interest payments based on a 30-year amortization are due monthly and the remaining balance is payable at maturity.

The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and a requirement that Stratus’ West Killeen Market maintains a debt service coverage ratio of at least 1.35 to 1.00 measured by reference to a trailing 12-month period for each quarter.

Amarra Villas credit facility. In March 2019, two Stratus wholly-owned subsidiaries entered into an amended and restated loan agreement with Comerica Bank relating to the construction of the Amarra Villas project. The amended and restated loan agreement provided for an increase in the credit facility commitment to $15.0 million and an extension of the maturity date to March 19, 2022. In March 2022, the Stratus subsidiaries and Comerica Bank agreed to an extension of the maturity date to June 19, 2022, while they negotiated a modification of this facility. In June 2022, Stratus subsidiaries and Comerica Bank entered into a modification agreement pursuant to which the commitment amount of the Amarra Villas credit facility was increased to $18.0 million, the interest rate was changed to one-month BSBY Rate (with a floor of 0.00 percent) plus 3.00 percent, and the maturity date was extended to June 19, 2024. In June 2024, the Amarra Villas credit facility was modified to, among other things, extend the maturity to June 19, 2026, change the interest rate to Term SOFR plus 3.00 percent (subject to a floor of 5.00 percent) and lower the commitment amount to $10.5 million. Under the Amarra Villas credit facility, Term SOFR is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent.

The Amarra Villas credit facility contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. At December 31, 2024, Stratus had $1.7 million available under its $10.5 million Amarra Villas credit facility. Principal paydowns occur as homes are sold, and additional amounts are borrowed as additional homes are constructed. Paydowns made in connection with a sale of an Amarra Villas home reduce the commitment amount by the amount of the payment, and such amounts may not be re-borrowed. The loan is secured by the Amarra Villas project and guaranteed by Stratus. The Amarra Villas credit facility requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million and any dividend payments. In 2023, Stratus made a $2.2 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes. During 2024, Stratus made principal payments totaling $17.9 million on the credit facility upon the closing of the sales of five of the Amarra Villas homes.

Magnolia Place construction loan. In August 2021, a Stratus wholly-owned subsidiary entered into a $14.8 million construction loan with Veritex Community Bank secured by the Magnolia Place project and scheduled to mature on August 12, 2024. In February 2024, this loan was repaid in full in connection with the sale of approximately 47 acres of undeveloped land at Magnolia Place.

Financial Covenants and Compliance. Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements, contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equity holders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change of management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. As of December 31, 2024, Stratus and its subsidiaries were in compliance with the financial covenants contained in the financing agreements discussed above.

Interest Payments. Interest paid on debt totaled $14.3 million in 2024 and $11.4 million in 2023, including $3.5 million and $2.1 million, respectively, funded by construction loans.

Maturities. Maturities of debt based on the principal amounts and terms outstanding at December 31, 2024 total $50.2 million in 2025, $88.3 million in 2026, $58.2 million in 2027, none in 2028 or thereafter.

NOTE 7. INCOME TAXES
Stratus’ provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Current	$422	$1,659
Deferred	20	(135)
Provision for income taxes	$442	$1,524

The components of deferred income taxes follow (in thousands):

	December 31,
	2024	2023
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$8,427	$8,548
Employee benefit accruals	821	923
Other assets	4,132	4,012
Charitable Contributions	2	—
Net operating loss credit carryforwards	2	2
Other liabilities	(3,924)	(3,553)
Valuation allowance	(9,307)	(9,759)
Deferred tax assets, net	$153	$173

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

Reconciliations of the United States (U.S.) federal statutory tax rate to Stratus’ effective income tax rate follow (dollars in thousands):

	Years Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Income tax benefit computed at the federal statutory income tax rate	$(308)	21%	$(3,144)	21%
Adjustments attributable to:
(Decrease) increase in valuation allowance	(813)	56	3,574	(24)
Noncontrolling interests	810	(55)	355	(2)
Executive compensation limitation	362	(25)	197	(1)
State taxes	228	(16)	(45)	—
Net, other	163	(11)	587	(4)
Provision for income taxes	$442	(30)%	$1,524	(10)%
Stratus paid state margin taxes totaling $205 thousand in 2024 and federal income taxes and state margin taxes of $1.5 million in 2023. Stratus received a $68 thousand and $40 thousand state margin tax refunds in 2024 and 2023, respectively. During 2023, Stratus incurred U.S. federal current income taxes and state income taxes primarily due to taxable income generated from cash received in the Holden Hills Phase 1 transaction discussed in Note 2.

Uncertain Tax Positions. As of December 31, 2024 and December 31, 2023, Stratus had no unrecognized tax benefits.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive income (loss). As of December 31, 2024, no such interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2020 and state margin tax examinations for the years prior to 2020.

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

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION, EMPLOYEE BENEFITS AND DEVELOPMENT INCENTIVE PLANS
Equity
The Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan, and Holden Hills Phase 1 construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in 2022 in connection with the special cash dividend and completed $10.0 million share repurchase program, and in November 2023 in connection with the new $5.0 million share repurchase program.

Dividends. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities as of December 31, 2024, included $0.3 million representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends will be paid to the holders of the RSUs, as they vest.

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

In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In 2024, Stratus acquired 62,686 shares of its common stock under the share repurchase program for a total cost of $1.6 million at an average price of $25.37 per share. Through March 21, 2025, Stratus has acquired 83,380 shares of its common stock for a total cost of $2.0 million at an average price of $23.98 per share, and $3.0 million remains available for repurchases under the program.

Stock-based Compensation
Stock Award Plans. On May 12, 2022, the stockholders of Stratus approved the 2022 Stock Incentive Plan (the Plan). The Plan authorizes the issuance of up to 500,000 shares of common stock. Awards for no more than 250,000 shares may be granted to a participant in a single year, however, an annual limit of $300,000 applies to the sum of all cash, equity-based awards and other compensation granted to a non-employee director for services as a member of the board, and a maximum grant date value of equity-based awards granted during a single year may not exceed $200,000 of such annual limit. Upon approval of the Plan by stockholders, Stratus ceased making new awards under any prior plans. The Plan had 192,894 shares available for new grants as of December 31, 2024.

Stock-Based Compensation Costs. Compensation costs charged against earnings for RSUs, the only stock-based awards granted over the last several years, totaled $1.7 million for 2024 and $1.9 million for 2023. Stock-based compensation costs are capitalized when appropriate. Based on Stratus’ history, turnover among RSU recipients is rare. Therefore, Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

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

A summary of outstanding unvested RSUs as of December 31, 2024, and activity during the year ended December 31, 2024, follow (dollars in thousands):

	Number of RSUs	Aggregate Intrinsic Value
Balance at January 1	161,837
Granted	97,335
Vested	(98,589)
Balance at December 31	160,583	$3,334

The total fair value of RSUs granted was $2.3 million for 2024 and $0.6 million for 2023. The total intrinsic value of RSUs vested was $2.1 million during 2024 and $3.0 million during 2023. As of December 31, 2024, Stratus had $0.8 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.0 year.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2024	2023
Stratus shares tendered to pay the minimum required taxes [a]	16,557	39,424
Amounts Stratus paid for employee taxes	$376	$789
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the lesser of the participant’s annual salary or the maximum compensation on which 401(k) contributions may be made in accordance with Internal Revenue Service rules. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.7 million in both 2024 and 2023.

Development Incentive Plans
Profit Participation Incentive Plan and Long-Term Incentive Plan. In 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. In February 2023, the Committee approved the LTIP, which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Under the PPIP and LTIP, 25 percent of the profit (as described below) for each approved project following a capital transaction (each as defined in the PPIP and LTIP) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonus payments to executive officers under the LTIP are subject to reduction or elimination if required NAV-based results established by the Committee have not been achieved, if average payouts under the annual incentive plan over a prescribed time-period are below target, or if payouts under the annual incentive plan for the same calendar year are greater. Bonuses under the PPIP and LTIP are payable in cash prior to March 15 of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the PPIP and LTIP are limited to no more than four times the executive officer’s base salary, and any amounts due under the PPIP and LTIP in excess of that amount will be converted to an equivalent number of stock-settled RSUs based on the 12-month trailing average price of Stratus common stock during the year of the capital transaction, with a one-year vesting period.

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

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus’ equity and preferred return including costs to complete for projects under development. The primary fair value assumptions used at December 31, 2024, were projected cash flows, estimated capitalization rates ranging from 4.50 percent to 7.22 percent, projected remaining service periods for each project ranging from 0.3 years to 3.1 years, and estimated transaction costs of approximately 1.25 percent to 7.46 percent.

In July 2023, Kingwood Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Kingwood Place was reduced to $1.6 million at December 31, 2023, and was settled in RSUs with a three-year vesting period awarded to eligible participants in the first quarter of 2024.

A summary of PPIP and LTIP costs follows (in thousands):

	Years Ended December 31,
	2024	2023
Charged (credited) to general and administrative expense	$570	$(41)
(Credited) capitalized to project development costs	(296)	201
Total PPIP and LTIP costs	$274	$160

At December 31, 2024, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and outstanding awards under the LTIP included The Saint George. The accrued liability for the PPIP and the LTIP totaled $1.9 million at December 31, 2024, and $3.1 million at December 31, 2023 (included in other liabilities).

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts. Stratus had firm commitments totaling approximately $10 million at December 31, 2024 primarily related to construction of Holden Hills Phase 1 and The Saint George. We have construction loans, as well as remaining equity capital contributed to the Holden Hills Phase 1 partnership, to fund over the next 12 months these projected cash outlays for the projects and 60 percent of the costs of the Tecoma Improvements for which we have agreed to reimburse the Holden Hills Phase 1 partnership. As of December 31, 2024, the remaining costs to complete the Tecoma Improvements totaled $3.5 million, of which Stratus’ share totaled $2.1 million. Also, Stratus anticipates making future operating loans to Stratus Block 150, L.P. totaling up to $1.7 million and a capital contribution to The Saint George partnership of $125 thousand over the next 12 months to enable the partnerships to pay debt service and project costs. The estimates of future operating loans are based on estimates of future costs of the partnership. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent and would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners.

Letters of Credit. As of December 31, 2024, Stratus had letters of credit totaling $13.3 million issued under the revolving credit facility, of which $11.0 million secure our obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway (refer to Note 6 for further discussion). In January 2025, the revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility to $15.6 million. In February 2025, an additional $2.3 million letter of credit was issued to secure Stratus’ obligation to complete certain infrastructure associated with the Holden Hills Phase 1 Project.

Rental Income. As of December 31, 2024, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases of developed retail space and ground leases, totaled $10.8 million in 2025, $11.0 million in 2026, $10.8 million in 2027, $10.2 million in 2028, $8.4 million in 2029 and $76.0 million thereafter, with the longest lease extending through 2039.

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

Leases. Stratus’ most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment, under non-cancelable leases. Stratus entered into one lease during fourth-quarter 2022 that is classified as a finance lease, and the other leases are classified as operating leases. As of December 31, 2024, the remaining term of the finance lease is approximately three years with a weighted-average discount rate of 6.4 percent used to determine the lease liability.

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification on the Consolidated Balance Sheet	2024	2023
Assets
Operating right-of-use assets	Lease right-of-use assets	$10,088	$11,174
Finance right-of-use assets	Other assets	46	62

Liabilities
Operating lease liability	Lease liabilities	$15,436	$15,866
Finance lease liability	Other liabilities	49	65

Operating lease costs were $2.1 million in both 2024 and 2023. Stratus paid $1.4 million during 2024 and $1.6 million in 2023 for operating lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2024 and 2023, the weighted-average discount rate used to determine the lease liabilities was 6.1 percent and 6.2 percent, respectively. As of December 31, 2024, the weighted-average remaining lease term was approximately 88 years (84 years as of December 31, 2023).

The future minimum payments for operating leases recorded on the consolidated balance sheet at December 31, 2024 follow (in thousands):

Years ending December 31,
2025	$1,387
2026	701
2027	711
2028	744
2029	744
Thereafter	106,361
Total payments	110,648
Present value adjustment	(95,212)
Present value of net minimum lease payments	$15,436

Circle C Settlement. In 2002, the City of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The City of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying city fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2024, Stratus had permanently used $12.9 million of its city-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and Stratus defers recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.3 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2024. Available credit bank capacity was $2.3 million at December 31, 2024.

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

The In-Line Master Lease expired in February 2022 and the Hotel Master Lease was terminated in November 2020. As such, Stratus has no further obligations under these two master leases. With respect to the Pad Site Master Lease, Stratus has leased one pad site with a 15-year term, reducing the monthly rent payment net of rent collections for this pad site to approximately $2,500. Stratus may assign this lease to the purchaser and terminate the obligation under the Pad Site Master Lease for this pad site with a payment of $560 thousand to the purchaser. The lease for the remaining three unleased pad sites under the Pad Site Master Lease expires in February 2027. To the extent leases are executed for the remaining three unleased pad sites, tenants open for business, and the leases are then assigned to the purchaser, the master lease obligation could be reduced further.

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $73 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of pre-tax gain during 2022. A contract liability of $1.8 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2024, compared with $2.7 million at December 31, 2023. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

NOTE 10. BUSINESS SEGMENTS
Stratus is engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. Stratus generates revenues primarily from the sale of developed lots or homes and undeveloped land and the lease of developed retail, mixed-use and multi-family properties. Stratus has two operating segments, which are also its two reportable segments: Real Estate Operations and Leasing Operations. The Real Estate Operations segment includes properties under various stages of development: developed for sale, under development and available for development. In this segment, Stratus entitles, develops and sells properties. Properties that Stratus develops and then holds for investment become part of the Leasing Operations segment. Decisions about whether to continue to hold a property for investment or to sell it depend on various factors, including conditions in the real estate markets in which Status operates and the estimated fair value of the property, and are primarily driven by the objective of maximizing overall asset value.

The Real Estate Operations segment is comprised of Stratus’ real estate assets, which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Holden Hills Phases 1 and 2 (formerly known as Holden Hills and Section N, respectively), Amarra multi-family and commercial land, Amarra Villas, Amarra Drive lots and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (potential development of approximately 11 acres planned for future multi-family use), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

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

Stratus’ chief operating decision maker (CODM) is the chief executive officer. The CODM primarily uses segment profit (loss), which is operating income (loss) excluding general and administrative expenses, determined consistent with the measurement principles of U.S. GAAP, to measure the performance of Stratus’ reportable segments. The segment measure of profit (loss) provides a comprehensive view of the segments’ financial performance. The CODM makes decisions about the allocation of operating and capital resources to each segment based on assessment of the performance of the two segments and considering the capital needs for new and existing projects and the objectives of Stratus’ overall business strategy. General and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus’ operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Year Ended December 31,
	2024	2023
Real Estate Operations:
Developed property sales	$20,348	$2,493
Undeveloped property sales	14,500	—
Commissions and other	39	58
	34,887	2,551
Leasing Operations:
Rental revenue	19,296	14,719
	19,296	14,719

Total revenues from contracts with customers	$54,183	$17,270

Financial Information by Reportable Segment. Summarized financial information by reportable segment for the year ended December 31, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$34,887	$19,296	$54,183
Segment expenses:
Cost of real estate sold	(23,894)		(23,894)
Property taxes and insurance	(1,145)	(3,066)	(4,211)
Lease expense	(1,140)		(1,140)
Professional fees	(2,134)		(2,134)
Maintenance and repairs		(2,024)	(2,024)
Allocated overhead costs	(977)		(977)
Property management fees and payroll		(918)	(918)
Utilities		(478)	(478)
Other segment items [b]	(689)	(984)	(1,673)
Depreciation and amortization	(181)	(5,382)	(5,563)
Gain on sale of assets [c]	—	1,626	1,626
Segment profit	4,727	8,070	12,797
General and administrative expenses			(14,952)
Operating income (loss)			(2,155)
Loss on extinguishment of debt			(69)
Other income			758
Net loss before income taxes and equity in unconsolidated affiliate’s income			$(1,466)
Capital expenditures and purchases and development of real estate properties	$29,525	$29,136	$58,661
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
c.Represents a pre-tax gain on the sale of Magnolia Place – Retail in third-quarter 2024 of $1.6 million.

Summarized financial information by reportable segment for the year ended December 31, 2023, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total

Revenue from unaffiliated customers	$2,551	$14,719	$17,270
Segment expenses
Cost of real estate sold	(2,159)		(2,159)
Property taxes and insurance	(1,267)	(1,769)	(3,036)
Lease expense	(1,140)		(1,140)
Professional fees	(1,967)		(1,967)
Maintenance and repairs		(1,507)	(1,507)
Allocated overhead costs	(1,731)		(1,731)
Property management fees and payroll		(650)	(650)
Utilities		(463)	(463)
Other segment items [b]	(1,352)	(787)	(2,139)
Depreciation and amortization	(154)	(4,103)	(4,257)
Segment (loss) profit	(7,219)	5,440	(1,779)
General and administrative expenses			(15,167)
Operating (loss) income			(16,946)
Other income			1,912
Net loss before income taxes and equity in unconsolidated affiliate’s income			(15,034)
Capital expenditures and purchases and development of real estate properties	$44,451	$45,962	$90,413
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.

Total assets by segment were as follows (in thousands):

	December 31,
	2024	2023
Real Estate Operations	$359,296	$324,659
Leasing Operations	154,370	162,322
Corporate and other [a]	18,940	30,785
Total assets	$532,606	$517,766
a.Corporate and other includes cash and cash equivalents and restricted cash of $18.9 million and $29.9 million at December 31, 2024 and 2023, respectively. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.
NOTE 11. SUBSEQUENT EVENTS
Stratus evaluated events after December 31, 2024, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information

Director and Officer Trading Arrangements

During the quarter ended December 31, 2024, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Amendments to Comerica Bank Revolving Credit Facility

Effective March 25, 2025, Stratus and certain of its wholly-owned subsidiaries named below (the Subsidiary Borrowers, and collectively with Stratus, the Borrowers), as borrowers, and Comerica Bank, as lender, entered into the Eighth Modification Agreement (the Eighth Modification) and Second Amended and Restated Revolving Promissory Note (the Amended Note and collectively with the Eighth Modification, the Modification Documents), which amend that certain Loan Agreement dated June 29, 2018 by and between the Borrowers and Comerica Bank (the Loan Agreement), and that certain Amended and Restated Revolving Promissory Note dated May 13, 2022 by and between the Borrowers and Comerica Bank (the Note), each as previously amended. The Subsidiary Borrowers are Stratus Properties Operating Co., L.P., a Delaware limited partnership, Circle C Land, L.P., a Texas limited partnership, The Villas at Amarra Drive, L.L.C., a Texas limited liability company, and Stratus Lakeway Center, L.L.C., a Texas limited liability company.

The Loan Agreement and Note provide for a secured revolving credit facility. The Modification Documents amend the Loan Agreement and Note to (i) extend the maturity date to March 27, 2027, (ii) lower the applicable interest rate to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent and (iii) lower the maximum loan amount to the lesser of $55.0 million or the borrowing base limit.

At March 25, 2025, the borrowing base limit was $54.1 million, and the Borrowers had $38.5 million available under the facility, net of letters of credit totaling $15.6 million that have been issued under the facility.

The foregoing description of the Modification Documents does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Note and the Eighth Modification, respectively, copies of which are attached hereto as Exhibits 10.4 and 10.12, and are incorporated herein by reference.

New Severance and Change of Control Agreements

On March 26, 2025, Stratus entered into new Severance and Change of Control Agreements (the Agreements) with each of William H. Armstrong III, Chairman of the Board, President and Chief Executive Officer, and Erin D. Pickens, Senior Vice President and Chief Financial Officer (collectively, the Executives), effective as of April 1, 2025. The current severance and change of control agreements entered into between Stratus and the Executives dated April 1, 2022 expire on March 31, 2025. The Agreements shall continue in effect through March 31, 2028 and entitle the Executives to receive benefits in the event of a termination of employment under certain circumstances prior to or following a change of control of Stratus during the term of the Agreements.

Under each Agreement, if Stratus terminates the Executive without cause or the Executive voluntarily terminates his or her employment for good reason (as such terms are defined in the Agreements) during the term of the Agreements and prior to a change of control, the Executive will receive a pro-rata bonus for the year in which he or she was terminated plus a lump-sum cash payment equal to two times the sum of (i) the Executive’s base salary in effect at the time of termination and (ii) the average of the annual bonuses received by the Executive for the three most recently competed fiscal years prior to the termination date (the Average Bonus). In addition, Stratus shall continue to provide insurance and welfare benefits to the Executive until the earlier of (i) December 31 of the first calendar year following the calendar year of the termination or (ii) the date the Executive accepts new employment (the Continued Benefits).

Additionally, if Stratus or its successor terminates the Executive during the three-year period following a change of control, other than by reason of death, disability or cause, or the Executive voluntarily terminates his or her employment for good reason (as such terms are defined in the Agreements), the Executive will receive a pro-rata bonus for the year in which he or she was terminated plus a lump-sum cash payment equal to 2.99 times the sum of (i) the Executive’s base salary in effect at the time of termination, or if higher, immediately preceding the change of control (with such base salary being determined without regard to any reduction that would provide the Executive a basis to terminate employment for good reason) and (ii) the Average Bonus. In addition, Stratus shall continue to provide the Continued Benefits. If any part of the payments or benefits received by the Executive in connection with a termination following a change of control constitutes an excess parachute payment under Section 4999 of the Internal Revenue Code, the Executive will receive the greater of (i) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes or (ii) the amount of such payments and benefits, net of income taxes and net of excise taxes under Section 4999 of the Internal Revenue Code.

The Agreements provide that for purposes of the Average Bonus, each annual bonus amount shall include amounts paid in cash or in restricted stock units, if applicable, in accordance with the terms of Stratus’ Executive Annual Incentive Plan (the AIP), and if the Executive receives a Long-Term Incentive Plan award in lieu of an annual bonus under the AIP for a given fiscal year (pursuant to the terms of the AIP requiring the payment of only the greater of the two awards), the Executive’s annual bonus for such fiscal year shall be the calculated annual bonus the Executive would have received for such fiscal year.

The foregoing description of the Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreements, copies of which are attached hereto as Exhibits 10.46 and 10.47, and are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2025 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item (including fees billed to us by CohnReznick LLP - PCAOB ID No. 596) will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1).    Financial Statements.

The consolidated statements of comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).     Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.		10-K	001-37716	3/28/2024

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate.		8-A/A	000-19989	8/26/2010

10.1	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.2	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.3	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.4	Second Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of March 25, 2025.	X

10.5	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.6	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.7	Third Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.8	Fourth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of November 8, 2022.		10-K	001-37716	3/31/2023

10.9	Fifth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of March 10, 2023.		10-K	001-37716	3/31/2023

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.10	Sixth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 31, 2023.		10-Q	001-37716	8/14/2023

10.11	Seventh Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of January 21, 2025.	X

10.12	Eighth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of March 25, 2025.	X

10.13
Loan Agreement by and among College Station 1892 Properties, L.L.C., as borrower, Voya Investment Management LLC, as administrative agent, and Brighthouse Life Insurance Company, as lender, dated March 7, 2025.
			8-K	001-37716	3/13/2025

10.14	Promissory Note by and between College Station 1892 Properties, L.L.C. and Brighthouse Life Insurance Company dated March 7, 2025.		8-K	001-37716	3/13/2025

10.15
Guaranty of Non-Recourse Carveouts by Stratus Properties Inc. for the benefit of Voya Investment Management LLC, as administrative agent, dated March 7, 2025 with respect to the Loan Agreement by and College Station 1892 Properties, L.L.C., as borrower, Voya Investment Management LLC, as administrative agent, and Brighthouse Life Insurance Company, as lender, dated March 7, 2025.
			8-K	001-37716	3/13/2025

10.16	Commercial Loan Agreement by and among Lantana Place, L.L.C., as borrower, Broadway National Bank, as lender, and Stratus Properties Inc., as guarantor, effective January 22, 2025.		8-K	001-37716	1/27/2025

10.17	Promissory Note by and between Lantana Place, L.L.C. and Broadway National Bank dated January 22, 2025.		8-K	001-37716	1/27/2025

10.18
Limited Guaranty by Stratus Properties Inc. for the benefit of Broadway National Bank, as lender, dated January 22, 2025 with respect to the Commercial Loan Agreement by and among Lantana Place, L.L.C., as borrower, Broadway National Bank, as lender, and Stratus Properties Inc., as guarantor, effective January 22, 2025.
			8-K	001-37716	1/27/2025

10.19
Loan Agreement by and among Stratus Kingwood Place, L.P., as borrower, Voya Investment Management LLC, as administrative agent, and Voya Retirement Insurance and Annuity Company, as lender, dated November 22, 2024.
			8-K	001-37716	11/26/2024

10.20	Promissory Note by and between Stratus Kingwood Place, L.P. and Voya Retirement Insurance and Annuity Company dated November 22, 2024.		8-K	001-37716	11/26/2024

10.21
Guaranty of Non-Recourse Carveouts by Stratus Properties Inc. for the benefit of Voya Investment Management LLC, as administrative agent, dated November 22, 2024 with respect to the Loan Agreement by and among Stratus Kingwood Place, L.P., as borrower, Voya Investment Management LLC, as administrative agent, and Voya Retirement Insurance and Annuity Company, as lender, dated November 22, 2024.
			8-K	001-37716	11/26/2024

10.22	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.23	Amended and Restated Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated August 13, 2021.		10-Q	001-37716	11/13/2024

10.24	Note by and between The Saint June, L.P. and TexasBank dated August 13, 2021.		10-Q	001-37716	11/13/2024

10.25	Note by and between The Saint June, L.P. and Texas Capital Bank effective October 2, 2024.		10-Q	001-37716	11/13/2024

10.26
Guaranty Agreement by Stratus Properties Inc. for the benefit of Texas Capital Bank, National Association dated June 2, 2021 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.
			10-K	001-37716	3/31/2022

10.27	Interest Rate Index Replacement Agreement dated January 3, 2023 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		10-K	001-37716	3/31/2023

10.28
Amendment to Loan Agreement by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, effective October 2, 2024.
			10-Q	001-37716	11/13/2024

10.29
Extension Agreement by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, effective October 2, 2024.
			10-Q	001-37716	11/13/2024

10.30	Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.31	Amended and Restated Installment Note by and between The Saint George Apartments, L.P. and Comerica Bank dated July 19, 2022.		8-K	001-37716	7/21/2022

10.32	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated July 19, 2022 with respect to the Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.33	Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.34	Installment Note by and between Holden Hills, L.P. and Comerica Bank dated February 8, 2023.		8-K	001-37716	2/14/2023

10.35	Guaranty by Stratus Properties Inc. for the benefit of Comerica Bank dated February 8, 2023 with respect to the Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Comerica Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.36	Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.37	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/18/2019

10.38	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/15/2021

10.39†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.40†	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.		10-Q	001-37716	5/16/2022

10.41†	Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.		10-K	001-37716	3/31/2023

10.42†	Development Agreement effective as of January 31, 2023, between Stratus Properties Operating Co., L.P. and Holden Hills, L.P.		10-K	001-37716	3/31/2023

10.43*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.44*	Stratus Properties Inc. 2022 Stock Incentive Plan.		8-K	001-37716	5/13/2022

10.45*	Stratus Properties Inc. Director Compensation.		10-K	001-37716	3/28/2024

10.46*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2025.	X

10.47*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2025.	X

10.48*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

10.49*	Stratus Properties Inc. Long-Term Incentive Plan and Form of Award Notice.		10-Q	001-37716	5/15/2023

10.50*	Stratus Properties Inc. Executive Annual Incentive Plan (effective January 2023).		10-Q	001-37716	5/15/2023

10.51*	Form of Notice of Grant of Restricted Stock Units for Non-Employee Director Grants under the Stratus Properties Inc. 2017 Stock Incentive Plan (adopted May 2019).		10-Q	000-19989	5/10/2019

10.52*	Form of Notice of Grant of Restricted Stock Units for Non-Employee Director Grants under the Stratus Properties Inc. 2022 Stock Incentive Plan (adopted July 2022).		10-K	001-37716	3/31/2023

10.53*	Form of Notice of Grant of Restricted Stock Units (adopted 2021).		10-Q	001-37716	8/16/2021

10.54*	Form of Notice of Grant of Restricted Stock Units for Awards under the Profit Participation Incentive Plan (adopted 2021).		10-Q	001-37716	8/16/2021

10.55*	Form of Restricted Stock Unit Agreement for Awards under the Executive Annual Incentive Plan (adopted 2024).		10-K	001-37716	3/28/2024

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.56*	Form of Restricted Stock Unit Agreement for Awards under the Profit Participation Incentive Plan and Long-Term Incentive Plan (adopted 2024).		10-K	001-37716	3/28/2024

10.57*	Form of Restricted Stock Unit Agreement (adopted 2024).		10-K	001-37716	3/28/2024

19.1	Stratus Properties Inc. Insider Trading Policy.	X

21.1	List of subsidiaries.	X

23.1	Consent of CohnReznick LLP.	X

24.1	Power of Attorney (included on signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

97.1	Stratus Properties Inc. Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023.		10-K	001-37716	3/28/2024

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.
† Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant customarily and actually treats as private or confidential.
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2025.

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

Name	Capacity	Date

/s/ William H. Armstrong III	Chairman of the Board, President	March 28, 2025
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President	March 28, 2025
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Laurie L. Dotter	Director	March 28, 2025
Laurie L. Dotter

/s/ Kate B. Henriksen	Director	March 28, 2025
Kate B. Henriksen

/s/ James E. Joseph	Director	March 28, 2025
James E. Joseph

/s/ Michael D. Madden	Director	March 28, 2025
Michael D. Madden

/s/ Charles W. Porter	Director	March 28, 2025
Charles W. Porter

/s/ Neville L. Rhone Jr.	Director	March 28, 2025
Neville L. Rhone Jr.
S-1