Form 10-Q
period 2025-03-31
STRATUS PROPERTIES INC
filed 2025-05-15
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 9, 2025, there were 8,072,556 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$12,006	$20,178
Restricted cash	951	976
Real estate held for sale	11,359	11,211
Real estate under development	274,625	274,105
Land available for development	76,312	65,009
Real estate held for investment, net	134,963	136,252
Lease right-of-use assets	10,015	10,088
Deferred tax assets	153	153
Other assets	14,197	14,634
Total assets	$534,581	$532,606

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,949	$10,061
Accrued liabilities, including taxes	3,526	7,291
Debt	207,838	194,853
Lease liabilities	15,473	15,436
Deferred gain	1,548	1,810
Other liabilities	4,664	5,588
Total liabilities	241,998	235,039

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	98	97
Capital in excess of par value of common stock	201,346	200,972
Retained earnings	25,726	28,601
Common stock held in treasury	(35,711)	(34,965)
Total stockholders’ equity	191,459	194,705
Noncontrolling interests in subsidiaries	101,124	102,862
Total equity	292,583	297,567
Total liabilities and equity	$534,581	$532,606

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Real estate operations	$25	$22,123
Leasing operations	5,018	4,384
Total revenues	5,043	26,507
Cost of sales:
Real estate operations	1,480	15,278
Leasing operations	1,913	1,678
Depreciation and amortization	1,394	1,401
Total cost of sales	4,787	18,357
General and administrative expenses	4,051	4,465
Gain on sale of asset	(200)	—
Total	8,638	22,822
Operating (loss) income	(3,595)	3,685
Loss on interest rate cap agreements	(13)	—
Loss on extinguishment of debt	(183)	(59)
Other income, net	64	173
(Loss) income before income taxes	(3,727)	3,799
Provision for income taxes	(30)	(102)
Net (loss) income and total comprehensive (loss) income	(3,757)	3,697
Total comprehensive loss attributable to noncontrolling interests	882	855
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,875)	$4,552

Basic net (loss) income per share attributable to common stockholders	$(0.36)	$0.57

Diluted net (loss) income per share attributable to common stockholders	$(0.36)	$0.56

Weighted-average shares of common stock outstanding:
Basic	8,037	8,026
Diluted	8,037	8,151

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flow from operating activities:
Net (loss) income	$(3,757)	$3,697
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,394	1,401
Cost of real estate sold	—	13,191
Loss on interest rate cap agreements	13	—
Loss on extinguishment of debt	183	59
Stock-based compensation	369	442
Debt issuance cost amortization	345	238
Gain on sale of assets	(200)	—
Purchases and development of real estate properties	(7,212)	(8,957)
Decrease in other assets	792	948
Decrease in accounts payable, accrued liabilities and other	(5,422)	(4,472)
Net cash (used in) provided by operating activities	(13,495)	6,547

Cash flow from investing activities:
Capital expenditures	(4,527)	(8,141)
Payments on master lease obligations	(166)	(251)
Net cash used in investing activities	(4,693)	(8,392)

Cash flow from financing activities:
Borrowings from credit facility	4,000	—
Borrowings from project loans	57,969	9,330
Payments on project and term loans	(48,916)	(17,586)
Payment of dividends	(236)	(356)
Finance lease principal payments	(4)	(4)
Stock-based awards net payments	(336)	(376)
Noncontrolling interest distributions	(856)	—
Purchases of treasury stock	(410)	—
Financing costs	(1,220)	(67)
Net cash provided by (used in) financing activities	9,991	(9,059)
Net decrease in cash, cash equivalents and restricted cash	(8,197)	(10,904)
Cash, cash equivalents and restricted cash at beginning of year	21,154	32,432
Cash, cash equivalents and restricted cash at end of period	$12,957	$21,528
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2024	9,685	$97	$200,972	$28,601	1,662	$(34,965)	$194,705	$102,862	$297,567
Vested stock-based awards	88	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	369	—	—	—	369	—	369
Tender of shares for stock-based awards	—	—	—	—	17	(336)	(336)	—	(336)
Common stock repurchases	—	—	—	—	21	(410)	(410)	—	(410)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(856)	(856)
Total comprehensive loss	—	—	—	(2,875)	—	—	(2,875)	(882)	(3,757)
Balance at March 31, 2025	9,773	$98	$201,346	$25,726	1,700	$(35,711)	$191,459	$101,124	$292,583

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Vested stock-based awards	78	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	442	—	—	—	442	—	442
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Excise tax on 2023 common stock repurchases	—	—	—	—	—	(22)	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	4,552	—	—	4,552	(855)	3,697
Balance at March 31, 2024	9,664	$97	$199,674	$31,197	1,599	$(33,395)	$197,573	$102,271	$299,844

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2024 (Stratus 2024 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) on March 28, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Related Party Transactions. In April 2022, Stratus hired the son of Stratus’ President and Chief Executive Officer as an employee. As an employee, he received the same health and retirement benefits provided to all Stratus employees, annual incentive awards and two awards under the Profit Participation Incentive Plan (PPIP). In first-quarter 2024, he received $22 thousand as an annual incentive award for 2024, and his annual salary was $124 thousand. In September 2024, the employee resigned from employment with Stratus, resulting in the forfeiture of his two outstanding awards under the PPIP. Refer to Note 7 for discussion of the PPIP. For additional information regarding Stratus’ related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1 and 2 in the Stratus 2024 Form 10-K.

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

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income and total comprehensive (loss) income	(3,757)	3,697
Total comprehensive loss attributable to noncontrolling interests	882	855
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,875)	$4,552

Basic weighted-average shares of common stock outstanding	8,037	8,026
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	125
Diluted weighted-average shares of common stock outstanding	8,037	8,151

Basic net (loss) income per share attributable to common stockholders	$(0.36)	$0.57

Diluted net (loss) income per share attributable to common stockholders	$(0.36)	$0.56
a.For the first three months of March 31, 2025, excludes 161 thousand shares of common stock associated with RSUs that were anti-dilutive as a result of a net loss. For the first three months of March 31, 2024, excludes 21 thousand shares of common stock associated with RSUs that were anti-dilutive.

3.    LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships: Holden Hills, L.P. (50.0 percent indirect equity interest), The Saint George Apartments, L.P. (10.0 percent indirect equity interest), Stratus Block 150, L.P. (31.0 percent indirect equity interest), The Saint June, L.P. (34.13 percent indirect equity interest) and Stratus Kingwood Place, L.P. (60.0 percent indirect equity interest). For additional information regarding Stratus' partnerships, refer to Note 2 in the Stratus 2024 Form 10-K.

Operating Loans to Partnerships. Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2024, Stratus made an operating loan of $2.4 million. In first-quarter 2025, Stratus made an operating loan of $1.5 million. As of March 31, 2025, Stratus’ operating loans outstanding to Stratus Block 150, L.P. totaled $7.2 million.

Stratus and the Class B limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In first-quarter 2024, Stratus made an operating loan of $339 thousand, and the Class B limited partner made an operating loan of $339 thousand. No loans were made in first-quarter 2025. As of March 31, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

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

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that Holden Hills, L.P., The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P. and Stratus Kingwood Place, L.P. are variable interest entities (VIEs) and that Stratus is the primary beneficiary of each VIE. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

At March 31, 2025, cash and cash equivalents totaling $2.7 million held at certain of these limited partnerships are subject to restrictions on distribution to Stratus pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	March 31, 2025	December 31, 2024
Assets: [a]
Cash and cash equivalents	$4,677	$11,096
Restricted cash	770	572
Real estate under development	152,402	143,743
Land available for development	36,655	36,509
Real estate held for investment	80,857	81,477
Lease right-of-use assets	76	148
Other assets	3,081	3,211
Total assets	278,518	276,756
Liabilities: [b]
Accounts payable	6,710	7,399
Accrued liabilities, including taxes	1,897	3,327
Debt	144,047	140,090
Lease liabilities	77	148
Other liabilities	378	469
Total liabilities	153,109	151,433
Net assets	$125,409	$125,323
a.Substantially all of the assets are available to settle obligations of the partnerships only.
b.All of the debt is guaranteed by Stratus until certain conditions are met as provided in the applicable partnership loan agreements except for The Saint June construction loan, for which Stratus has a 50 percent repayment guaranty obligation, The Saint George construction loan, for which Stratus has a 25 percent repayment guaranty obligation, and the Kingwood Place loan, for which Stratus has customary non-recourse carve-out obligations and an environmental indemnification. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus. See Note 6 of the Stratus 2024 Form 10-K for additional information.

4.    ASSET SALES
The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to a Pad Sites Master Lease entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2024 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” In first-quarter 2025, one of the pad sites subject to the master lease was sub-leased and resulted in recognition of a portion of the previously deferred gain of $200 thousand due to the expected savings in the master lease rent over the remaining term. The remaining deferred gain representing the related contract liability is presented in the consolidated balance sheets in the amount of $1.5 million at March 31, 2025 and $1.8 million at December 31, 2024. The reduction in the deferred gain balance also reflects Pad Sites Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Sites Master Lease payments.
Amarra Villas. In first-quarter 2024, Stratus sold two Amarra Villas homes for a total of $7.6 million.
Magnolia Place. In first-quarter 2024, Stratus completed the sale of 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with this sale, the Magnolia Place construction loan, which had a balance of $8.8 million, was repaid.

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

A summary of the carrying amount and fair value of Stratus’ interest rate caps follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Interest rate caps	$11	$11	$19	$19

Interest Rate Cap Agreements. In November 2024, Stratus Kingwood Place, L.P. paid $27,400 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 6.00 percent, a notional amount of $33.0 million (the principal amount of the Kingwood Place loan) and an expiration date of December 1, 2026. In March 2025, College Station 1892 Properties, L.L.C. paid $4,800 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 5.00 percent, a notional amount of $24.0 million (the principal amount of the Jones Crossing loan) and an expiration date of April 1, 2026.

The interest rate caps are derivative instruments that do not qualify for hedge accounting treatment. Therefore, changes in the instruments’ fair values are recorded in the consolidated statements of comprehensive (loss) income. Stratus uses an interest rate pricing model that relies on market observable inputs such as Term SOFR to measure the fair value of the agreements. Stratus also evaluated the counterparty credit risk associated with the agreements, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate caps are classified within Level 2 of the fair value hierarchy. The fair value of the interest rate caps is presented as part of other assets in the consolidated balance sheets.

Debt. The fair value of Stratus’ debt also approximates fair value, as the interest rates are variable and approximate prevailing market interest rates available for similar mortgage debt. Stratus’ debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates available for similar mortgage debt. Accordingly, Stratus’ debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	March 31, 2025	December 31, 2024
Comerica Bank revolving credit facility [a]	$4,000	$—
Kingwood Place loan	32,453	32,408
Lantana Place loan [b]	29,400	25,509
Jones Crossing loan [c]	23,554	22,428
The Annie B land loan	11,950	12,568
Construction loans:
The Saint George	50,776	47,741
The Saint June	32,017	32,109
Holden Hills Phase 1	16,851	15,265
West Killeen Market	5,175	5,194
Amarra Villas credit facility	1,662	1,631
Total debt [d]	$207,838	$194,853
a.In January and March 2025, the Comerica Bank revolving credit facility was amended.
b.In January 2025, the Lantana Place construction loan was refinanced with a four-year term loan.
c.In March 2025, the Jones Crossing loan was refinanced with a three-year term loan.
d.Includes net reductions for unamortized debt issuance costs of $2.2 million at March 31, 2025, and $1.8 million at December 31, 2024.

Comerica Bank revolving credit facility. As of March 31, 2025, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $54.1 million, resulting in availability of $34.5 million, net of $15.6 million of letters of credit and borrowings of $4.0 million. Letters of credit have been issued under the revolving credit facility, $13.3 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway.

In January 2025, the Comerica Bank revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility from $13.3 million to $15.6 million. In February 2025, Stratus entered into an additional $2.3 million letter of credit to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2.

In March 2025, Stratus entered into an amendment to its revolving credit facility, which (i) extended the maturity date to March 27, 2027, (ii) lowered the interest rate to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent and (iii) lowered the maximum loan amount to the lesser of $55.0 million or the borrowing base limit.

Kingwood Place loan. In first-quarter 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds, Stratus paid distributions of $856 thousand to noncontrolling interest holders.

Lantana Place loan. In January 2025, Lantana Place, L.L.C. entered into a loan with Broadway National Bank (the Lantana Place loan) to refinance the prior Lantana Place construction loan. The Lantana Place loan has a principal amount of $29.8 million and matures February 1, 2029, with an option to extend the maturity for an additional 12 months, subject to satisfying certain conditions. The Lantana Place loan bears interest at one-month Term SOFR plus 2.35 percent, with a floor of 0.00 percent. Payments of interest only on the Lantana Place loan are due monthly through January 31, 2026. Thereafter, principal and interest payments are due monthly based on a 30-year amortization with the remaining unpaid principal and interest due at maturity. The Lantana Place loan is secured by the Lantana Place – Retail project. Stratus has provided a guaranty limited to certain non-recourse carve-out obligations. The Lantana Place loan agreement contains a financial covenant that the Lantana Place project maintain a debt service coverage ratio of at least 1.30 to 1.00 measured by reference to a trailing 12-month period for each fiscal year beginning with the year ending December 31, 2025. After paying off the prior Lantana Place construction loan and paying property taxes and closing costs, Stratus received approximately $3.0 million in net cash proceeds.

Jones Crossing loan. In March 2025, College Station 1892 Properties, L.L.C. entered into a loan with Brighthouse Life Insurance Company (the Jones Crossing loan) to refinance the prior Jones Crossing loan. The Jones Crossing loan has a principal amount of $24.0 million and matures April 1, 2028. The Jones Crossing loan bears interest at one-month Term SOFR plus 1.95 percent, with a floor of 3.00 percent. Payments of interest only on the Jones Crossing loan are due monthly with the outstanding principal due at maturity. College Station 1892 Properties, L.L.C. may prepay all, but not a portion, of the Jones Crossing loan; provided that a prepayment prior to April 1, 2026 is subject to a yield maintenance premium payment. The Jones Crossing loan is secured by the Jones Crossing – Retail project. Stratus has provided a guaranty limited to certain non-recourse carve-out obligations and an environmental indemnification. After paying off the prior Jones Crossing loan and closing costs, Stratus received approximately $1.2 million in net cash proceeds.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2024 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.8 million in first-quarter 2025 and $4.0 million in first-quarter 2024. All of these interest costs were capitalized for each of the periods presented. Capitalized interest in first-quarter 2025 was primarily related to development activities at Barton Creek (primarily Holden Hills Phases 1 and 2) and The Saint George. Capitalized interest in first-quarter 2024 was primarily related to development activities at Barton Creek (primarily Holden Hills Phases 1 and 2 and The Saint June), The Saint George and The Annie B.

Equity
The Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and Holden Hills Phase 1 construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, with written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities included $28 thousand as of March 31, 2025, and $0.3 million as of December 31, 2024, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

Share Repurchase Program. In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In first-quarter 2025, Stratus acquired 20,694 shares of its common stock for a total cost of $0.4 million at an average price of $19.78 per share. As of March 31, 2025, Stratus has acquired 83,380 shares of its common stock for a total cost of $2.0 million at an average price of $23.98 per share, and $3.0 million remains available for repurchases under the program.

7.    PROFIT PARTICIPATION INCENTIVE PLAN AND LONG-TERM INCENTIVE PLAN
In July 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. In February 2023, the Committee approved the Long-Term Incentive Plan (LTIP), which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. The PPIP and LTIP provide participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP and LTIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Notes 1 and 8 of the Stratus 2024 Form 10-K for further discussion.

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

A summary of PPIP and LTIP costs follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Charged to general and administrative expense	$68	$83
Capitalized to project development costs	8	111
Total PPIP and LTIP costs	$76	$194

At March 31, 2025, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and outstanding awards under the LTIP included The Saint George. The accrued liability for the PPIP and LTIP totaled $1.9 million at both March 31, 2025 and at December 31, 2024 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2024 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both March 31, 2025 and December 31, 2024. Stratus has recorded a deferred tax asset totaling $153 thousand at both March 31, 2025 and December 31, 2024 related to state income taxes.

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

The difference between Stratus’ consolidated effective income tax rate of (1) percent for the first three months of 2025 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of March 31, 2025, and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of 3 percent for the first three months of 2024 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of March 31, 2024, and the executive compensation limitation.

9.    BUSINESS SEGMENTS
Stratus is engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. Stratus generates revenues primarily from the sale of developed lots or homes and undeveloped land and the lease of developed retail, mixed-use and multi-family properties. Stratus has two operating segments, which are also its two reportable segments: Real Estate Operations and Leasing Operations. The Real Estate Operations segment includes properties under various stages of development: developed for sale, under development and available for development. In this segment, Stratus entitles, develops and sells properties. Properties that Stratus develops and then holds for investment become part of the Leasing Operations segment. Decisions about whether to continue to hold a property for investment or to sell it depend on various factors, including conditions in the real estate markets in which Stratus operates and the estimated fair value of the property, and are primarily driven by the objective of maximizing overall asset value.

The Real Estate Operations segment is comprised of Stratus’ real estate assets, which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Holden Hills Phases 1 and 2, Amarra multi-family and commercial land, Amarra Villas, Amarra Drive lots and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (potential development of approximately 11 acres planned for future multi-family use), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Real Estate Operations:
Developed property sales	$—	$7,623
Undeveloped property sales	—	14,500
Commissions and other	25	—
	25	22,123
Leasing Operations:
Rental revenue	5,018	4,384
	5,018	4,384

Total revenues from contracts with customers	$5,043	$26,507

Financial Information by Reportable Segment. Summarized financial information by reportable segment for the three months ended March 31, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$25	$5,018	$5,043
Segment expenses:
Property taxes and insurance	(357)	(807)	(1,164)
Lease expense	(285)		(285)
Professional fees	(363)		(363)
Maintenance and repairs		(509)	(509)
Allocated overhead costs	(285)		(285)
Property management fees and payroll		(285)	(285)
Utilities		(40)	(40)
Other segment items [b]	(190)	(272)	(462)
Depreciation and amortization	(47)	(1,347)	(1,394)
Gain on sale of assets	—	200	200
Segment (loss) profit	(1,502)	1,958	456
General and administrative expenses			(4,051)
Operating loss			(3,595)
Loss on interest rate cap agreements			(13)
Loss on extinguishment of debt			(183)
Other income			64
Net loss before income taxes			$(3,727)
Capital expenditures and purchases and development of real estate properties	$7,212	$4,527	$11,739
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.

Summarized financial information by reportable segment for the three months ended March 31, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$22,123	$4,384	$26,507
Segment expenses
Cost of real estate sold	(13,949)		(13,949)
Property taxes and insurance	(315)	(724)	(1,039)
Lease expense	(285)		(285)
Professional fees	(266)		(266)
Maintenance and repairs		(362)	(362)
Allocated overhead costs	(249)		(249)
Property management fees and payroll		(203)	(203)
Utilities		(159)	(159)
Other segment items [b]	(214)	(230)	(444)
Depreciation and amortization	(44)	(1,357)	(1,401)
Segment profit	6,801	1,349	8,150
General and administrative expenses			(4,465)
Operating income			3,685
Loss on extinguishment of debt			(59)
Other income			173
Net income before income taxes			$3,799
Capital expenditures and purchases and development of real estate properties	$8,957	$8,141	$17,098
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.

Total assets by segment were as follows (in thousands):

	March 31,
	2025	2024
Real Estate Operations	$371,355	$329,062
Leasing Operations	151,950	160,759
Corporate and other [a]	11,276	19,696
Total assets	$534,581	$509,517
a.Corporate and other includes cash and cash equivalents and restricted cash of $11.1 million and $19.4 million at March 31, 2025 and 2024, respectively. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets.

10.    SUBSEQUENT EVENTS
In April 2025, a water leak occurred at The Saint George multi-family project when construction was nearing completion and initial resident move-ins were occurring. The water line break resulted in damage that is currently estimated to cost $1.9 million to remediate and repair. Remediation and repairs are underway, and the event has been filed as a builder’s risk insurance claim. Repairs are anticipated to be completed in second-quarter 2025. Stratus is currently evaluating how these costs will be paid. Costs of the remediation and repairs to The Saint George Apartments, L.P., to the extent not covered by the insurance company and the general contractor, are currently estimated to be less than $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and “Stratus” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” herein for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

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

From time to time, when deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we may return capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million, respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program, and as of March 31, 2025, we had repurchased $2.0 million of our shares under the program.

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

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills Phase 1 partnership and our share (related to Holden Hills Phase 2) of the cost of the Tecoma Improvements (as defined below). As of March 31, 2025, the Holden Hills Phase 1 partnership had $3.0 million remaining to complete the Tecoma Improvements, of which our share totaled $1.8 million. However, over the past two years and in first-quarter 2025, we made operating loans and a capital contribution to our joint ventures. Refer to Note 3 herein and Note 2 of the 2024 Form 10-K for further discussion. We anticipate making future operating loans to the limited partnership for The Annie B totaling up to $2.1 million and a capital contribution to the limited partnership for The Saint George of $370 thousand over the next 12 months, including potential costs of water leak remediation and repairs to be borne by the partnership as described in Note 10. Our estimates of future operating loans and capital contributions are based on estimates of future costs of the partnerships. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

As of March 31, 2025, consolidated cash totaled $12.0 million and we had $34.5 million available under our revolving credit facility, net of $15.6 million of letters of credit committed against the facility and borrowings of $4.0 million. In March 2025, our revolving credit facility was amended to extend the maturity and lower the interest rate.

We were challenged by difficult conditions in the real estate business over the past two years and in first-quarter 2025. Interest rates, which began rising in 2022, continued to increase during 2023, and costs remained elevated. During 2024, interest rates stabilized, and in the latter part of 2024 and first-quarter 2025, interest rates generally declined; however, costs remained elevated. We saw limited opportunities for transactions on favorable terms. Nevertheless, we made important progress executing our business strategy during 2024 and first-quarter 2025.

The Federal Reserve lowered interest rates in September 2024 for the first time in four years, and lowered interest rates again in November and December 2024. We took advantage of lower interest rates and the success of our projects to refinance or amend certain of our project loans. In fourth-quarter 2024, we extended the maturity of The Saint June construction loan for one year at a lower rate and generated additional cash proceeds of approximately $1.5 million after closing costs. We also refinanced the Kingwood Place construction loan with a three-year term loan at a lower rate and generated additional cash proceeds of approximately $2.0 million after partnership expenses, closing costs and distributions to noncontrolling interest holders. In January 2025, we refinanced the Lantana Place construction loan with a four-year term loan at a lower rate and generated additional cash proceeds of approximately $3.0 million after property taxes and closing costs. In March 2025, we refinanced the Jones Crossing loan with a three-year term loan at a lower rate and generated additional cash proceeds of approximately $1.2 million after closing costs. In March 2025, we also amended our revolving credit facility, extending the term and lowering the interest rate.

During 2024, we sold 47 acres of undeveloped land at Magnolia Place for $14.5 million and also sold Magnolia Place – Retail for $8.9 million. We sold five homes at Amarra Villas for a total of $18.9 million and one Amarra Drive Phase III lot for $1.4 million. Also, in 2024, among other things, we completed the lease-up of The Saint June multi-family project, completed construction of six Amarra Villas homes, continued construction on The Saint George multi-family project and advanced road and utility infrastructure construction on Holden Hills Phase 1.

During first-quarter 2025, we also advanced construction on The Saint George, the last two Amarra Villas homes and the road and utility infrastructure for Holden Hills Phase 1. The first units of The Saint George were available for occupancy in April 2025. All of these projects are expected to be completed in second-quarter 2025. We have been focusing intently on the development of Holden Hills Phase 1 and on the development plans and future financing of Holden Hills Phase 2. During the quarter, we entered into a contract to sell our stabilized West Killeen Market retail property for $13.3 million. After repaying the project loan, we expect the sale to generate approximately $7.7 million of pre-tax net cash proceeds. We continued to advance entitlements on our other development projects and to operate our four stabilized retail projects. We also took steps to advance relationships and opportunities to position us to capture value when market conditions improve. In addition, during 2024 and first-quarter 2025, we returned $2.0 million to our stockholders through our share repurchase program.

Changes to U.S. tariffs and trade policies during first-quarter 2025 have introduced additional uncertainties regarding future U.S. real estate market conditions. Refer to Part II, Item 1A. “Risk Factors” herein. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

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

Summary financial results for first-quarter 2025. Our revenues totaled $5.0 million in first-quarter 2025 compared with $26.5 million in first-quarter 2024. The $22.1 million decrease in revenues from our Real Estate Operations segment in first-quarter 2025, compared to first-quarter 2024, was primarily a result of the sales of 47 acres of undeveloped land at Magnolia Place for $14.5 million and two Amarra Villas homes for a total of $7.6 million, compared to no sales in first-quarter 2025. Revenues from our Leasing Operations segment increased by $634 thousand in first-quarter 2025, primarily reflecting increased revenue from The Saint June, which was in the process of leasing up in first-quarter 2024, partially offset by a decrease in revenue from Magnolia Place – Retail, which was sold in third-quarter 2024. Refer to “Results of Operations” below for further discussion of the results of operations of our segments.

Our net loss attributable to common stockholders totaled $(2.9) million, or $(0.36) per diluted share in first-quarter 2025, compared to net income attributable to common stockholders of $4.6 million, or $0.56 per diluted share, in first-quarter 2024.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2024 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2024, we sold two of the homes for a total of $7.6 million. As of March 31, 2025, we have three completed homes in inventory and construction on the last two homes continues to progress and is expected to be completed in second-quarter 2025. As of May 9, 2025, five homes remain available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. We completed the lease-up of The Saint June during 2024.

Holden Hills Phase 1. Our final large residential development within the Barton Creek community, Holden Hills Phase 1, consists of 495 acres. The community has been designed to feature unique luxury residences to be developed in multiple sections with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. Construction on the road and utility infrastructure is expected to be completed in second-quarter 2025. As a result of the removal of Holden Hills Phase 1 from Austin’s extraterritorial jurisdiction (ETJ) pursuant to Texas Senate Bill 2038 (the ETJ Law), as described below, our development plans for portions of Holden Hills Phase 1 are being adjusted to benefit from the new regulatory scheme. We anticipate being in a position to start building homes and/or selling home sites in late 2025, assuming regulators timely fulfill their permit processing obligations and there are no further changes in the regulatory environment. For additional discussion, refer to Items 1. and 2. “Business and Properties” in our 2024 Form 10-K.

Further, we entered into a development agreement with the Holden Hills Phase 1 partnership (Development Agreement) that provides that, as part of the road and utility infrastructure, the Holden Hills Phase 1 partnership will construct certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land owned by us from its current terminus to Southwest Parkway, estimated to cost approximately $15.6 million (the Tecoma Improvements). As of March 31, 2025, the remaining costs to complete the Tecoma Improvements totaled $3.0 million, of which our share totaled $1.8 million.

Holden Hills Phase 2. Using an entitlement strategy similar to that used for Holden Hills Phase 1, we continue to progress the development plans and future financing for Holden Hills Phase 2, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills Phase 1. We have removed the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and are adjusting our development plans to benefit from the new regulatory scheme. Holden Hills Phase 2 is being designed as a mixed-use project, with extensive residential uses, coupled with limited entertainment and hospitality uses, surrounded by extensive outdoor recreational and greenspace amenities. The new regulatory scheme is expected to result in a significant increase in development density as compared to our prior plans.

ETJ Process. The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2, from the extraterritorial jurisdiction (ETJ) of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. If the ETJ Law is upheld, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. In light of the ETJ Law, our development plans for portions of Holden Hills Phases 1 and 2 are being adjusted. For additional discussion, refer to Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K.

The Saint George
The Saint George is a 316-unit luxury wrap-style, multi-family project in north-central Austin. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for this project and began construction in third-quarter 2022. The first units were available for occupancy in April 2025 and the project is expected to be completed in second-quarter 2025. Refer to Note 10 for information regarding remediation and repairs for a water leak at the project that occurred in April 2025.

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

The Annie B
In third-quarter 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury residential units. Stratus Block 150, L.P. raised third-party equity capital and entered into a loan to finance part of the costs of land acquisition and budgeted pre-development costs for The Annie B. We continue to work to finalize our development plans and to evaluate whether the project is most profitable as a for rent or for sale product. Our goal is to commence construction as soon as financing and other market conditions warrant.

Magnolia Place
In first-quarter 2024, we completed the sale of 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million was repaid. Following the sale, we retained our potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of potential future reimbursement from the municipal utility district (MUD).

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

Recent Commercial Activities

The discussion below focuses on our recent significant commercial activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2024 Form 10-K.

Holden Hills Phase 2
As described above under the heading “Recent Residential Activities,” Holden Hills Phase 2 has been envisioned to include a significant commercial component. Due to the ETJ process, we are adjusting our development plans for Holden Hills Phase 2.

Stabilized Retail Projects
As of March 31, 2025, we also owned and operated the following stabilized retail projects that we developed:
•West Killeen Market is our H-E-B shadow-anchored retail project in West Killeen, Texas, near Fort Cavazos. As of March 31, 2025, we had signed leases for approximately 74 percent of the 44,493-square-foot retail space. In first-quarter 2025, we entered into a contract to sell West Killeen Market for $13.3 million, which we expect to close in second-quarter 2025. After repaying the project loan, we expect the sale to generate approximately $7.7 million of pre-tax net cash proceeds.
•Jones Crossing is part of our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of March 31, 2025, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease. The Jones Crossing site has additional commercial development potential of approximately 104,750 square feet of commercial space on approximately 22 undeveloped acres.
•Lantana Place is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of March 31, 2025, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store. As of March 31, 2025, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

Potential Development Projects and Pipeline

Our development plans for The Annie B, Holden Hills Phase 2, The Saint Julia and multi-family projects at Lakeway and College Station will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we receive development management fees and asset management fees and with our potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. We anticipate seeking additional debt to finance the future development in Holden Hills Phase 1. We are also pursuing other development projects. These potential development projects and projects in our portfolio could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Market Conditions

Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightening bank credit. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined but has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. As inflation began to decline, the Federal Reserve began to focus on improving the labor market and price stability. Between September 2024 and December 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points on a cumulative basis. Elevated inflation and interest rates increase our costs of materials, services, labor and capital. Changing U.S. tariffs and trade policies commencing in first-quarter 2025 present additional risks to our business. Refer to Part II, Item 1A. “Risk Factors” herein.

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans and an equity contribution to some of our joint ventures, and we expect to make additional operating loans and capital contributions during the next 12 months. Refer to Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” herein for more information regarding our risk factors.

Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly due to growth in the technology-related sector in the region and, during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration. The expanding economy resulted in rising demand for residential housing and retail services. This surge in population growth spurred a rapid increase in multi-family construction which caused rental rates in 2024 to drop from the previous year while occupancy rates have remained high. Despite macroeconomic challenges, we continue to see reasons for optimism regarding real estate market conditions in our Texas markets over the next 12 months, as rents have been strong at The Saint June, absorption of new downtown Austin multi-family units has been encouraging and we continue to see some opportunities for sales transactions for our properties.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures, refinancings or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein and in our 2024 Form 10-K, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating (loss) income:
Real Estate Operations [a]	$(1,502)	$6,801
Leasing Operations	1,958	1,349
General and administrative expenses [b]	(4,051)	(4,465)
Operating (loss) income	$(3,595)	$3,685
Net (loss) income	$(3,757)	$3,697
Net (loss) income attributable to common stockholders	$(2,875)	$4,552
a.Includes sales commissions and other revenues together with related expenses.
b.Includes employee compensation and other costs.

We have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

We use operating (loss) income before general and administrative expenses to measure the performance of our business segments. General and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus’ operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Developed property sales	$—	$7,623
Undeveloped property sales	—	14,500
Commissions and other	25	—
Total revenues	25	22,123
Expenses:
Cost of real estate sold	—	(13,949)
Property taxes and insurance	(357)	(315)
Lease expense	(285)	(285)
Professional fees	(363)	(266)
Allocated overhead costs	(285)	(249)
Other segment items	(190)	(214)
Depreciation and amortization	(47)	(44)
Operating (loss) income	$(1,502)	$6,801

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2025			2024
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	—	$—	$—	2	$7,623	$3,130
Total	—	$—		2	$7,623
The decrease in revenues from developed property sales for first-quarter 2025, compared to first-quarter 2024, reflects the sale of two Amarra Villas homes in first-quarter 2024 compared to no sales in first-quarter 2025.
Undeveloped Property Sales. In first-quarter 2024, we completed the sale of 47 acres of undeveloped land at Magnolia Place that was planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. There were no undeveloped property sales in first-quarter 2025.

Real Estate Operations Expenses. Real Estate Operations expenses include cost of real estate sold, property taxes and insurance, lease expense, professional fees, allocated overhead costs, other segment items and depreciation and amortization. Other segment items primarily include advertising, property owner association fees, maintenance and utilities. Cost of real estate sold is directly related to property sales. Cost of real estate sold decreased $13.9 million in first-quarter 2025, compared to first-quarter 2024, primarily due to the sale of undeveloped property at Magnolia Place and the sales of two Amarra Villas homes in first-quarter 2024 compared to no property sales in first-quarter 2025.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Rental revenue	$5,018	$4,384
Expenses:
Property taxes and insurance	(807)	(724)
Maintenance and repairs	(509)	(362)
Property management fees and payroll	(285)	(203)
Utilities	(40)	(159)
Other segment items	(272)	(230)
Depreciation	(1,347)	(1,357)
Gain on sale of assets	200	—
Operating income	$1,958	$1,349

Rental Revenue. In first-quarter 2025 and first-quarter 2024, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail and West Killeen Market and our multi-family property, The Saint June. In first-quarter 2024, rental revenue also included revenue from Magnolia Place – Retail, which was sold in third-quarter 2024. The increase in rental revenue in first-quarter 2025, compared with first-quarter 2024, primarily reflects increased revenue from The Saint June, which was in the process of leasing up in first-quarter 2024, partially offset by a decrease in revenue from Magnolia Place – Retail, which was sold in third-quarter 2024.

Leasing Operations Expenses. Leasing Operations expenses include property taxes and insurance, maintenance and repairs, property management fees and payroll, utilities, other segment items and depreciation. Other segment items primarily includes amortization of leasing costs, property owner association fees, professional and consulting fees, and office and computer equipment.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $3.8 million in first-quarter 2025 compared with $4.0 million in first-quarter 2024. Interest costs in first-quarter 2025 were lower, compared to first-quarter 2024, primarily reflecting lower interest rates partially offset by an increase in average debt balances. As of March 31, 2025, all of our debt was variable-rate debt, and for all of such debt, the interest rates have decreased over the past year primarily from amending or refinancing loans with lower rates over the last six months as well as overall interest rates declining.
All of our interest costs in first-quarter 2025 and first-quarter 2024 were capitalized. Capitalized interest in first-quarter 2025 is primarily related to development activities at Barton Creek (primarily Holden Hills Phases 1 and 2) and The Saint George. Capitalized interest in first-quarter 2024 is primarily related to development activities at Barton Creek (primarily Holden Hills Phases 1 and 2 and The Saint June), The Saint George and The Annie B.
Provision for Income Taxes. We recorded provisions for income taxes of $30 thousand in first-quarter 2025 and $102 thousand in first-quarter 2024. Refer to Note 8 for further discussion of income taxes.
Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $0.9 million in both first-quarter 2025 and first-quarter 2024.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Three Months Ended March 31, 2025 and 2024
Operating Activities. Cash (used in) provided by operating activities totaled $(13.5) million in first-quarter 2025, compared with $6.5 million in first-quarter 2024. The decrease in operating cash flow is primarily due to property sales in first-quarter 2024 compared to no property sales in first-quarter 2025. Expenditures for purchases and development of real estate properties totaled $7.2 million in first-quarter 2025, primarily related to development of Holden Hills Phase 1, and $9.0 million in first-quarter 2024, primarily related to development of our Barton Creek properties, particularly Holden Hills Phase 1 and Amarra Villas. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other in first-quarter 2025 and first-quarter 2024 is primarily related to the timing of property tax payments.

Investing Activities. Cash used in investing activities totaled $4.7 million in first-quarter 2025 and $8.4 million in first-quarter 2024. Capital expenditures totaled $4.5 million in first-quarter 2025, primarily for The Saint George, and $8.1 million in first-quarter 2024, primarily for The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail.

Financing Activities. Cash provided by (used in) financing activities totaled $10.0 million in first-quarter 2025 and $(9.1) million in first-quarter 2024. In first-quarter 2025, we had borrowings of $4.0 million on the Comerica Bank revolving credit facility and we had no borrowings on the facility in first-quarter 2024. In first-quarter 2025, net borrowings on project and term loans totaled $9.1 million, primarily reflecting borrowings from The Saint George and Holden Hills Phase 1 construction loans and the refinancing of the Lantana Place construction loan and the Jones Crossing loan, partially offset by paydowns on The Annie B land loan. In first-quarter 2024 net borrowings on project and term loans totaled $8.3 million, primarily reflecting the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and the Annie B land loan, partially offset primarily by borrowings on The Saint George and Holden Hills Phase 1 construction loans and the Amarra Villas credit facility. Refer to “Revolving Credit Facility and Other Financing Arrangements” and “Debt Maturities and Other Contractual Obligations” below for a discussion of our outstanding debt at March 31, 2025.

In first-quarter 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds, we paid distributions of $856 thousand to noncontrolling interest holders.

On September 1, 2022, with written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. During first-quarter 2024, $0.4 million of accrued dividends for unvested restricted stock units (RSUs) were paid to the holders upon the vesting of the RSUs, and during first-quarter 2025, $236 thousand of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $28 thousand of dividends accrued for unvested RSUs presented in accrued liabilities as of March 31, 2025. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. In first-quarter 2025, we acquired 20,694 shares of our common stock for a total cost of $0.4 million at an average price of $19.78 per share. As of March 31, 2025, we have acquired 83,380 shares of our common stock for a total cost of $2.0 million at an average price of $23.98 per share, and $3.0 million remains available for repurchases under the program.

Revolving Credit Facility and Other Financing Arrangements
As of March 31, 2025, we had $12.0 million in cash and cash equivalents and restricted cash of $1.0 million. We had borrowings of $4.0 million under our revolving credit facility. Of the $12.0 million in consolidated cash and cash equivalents at March 31, 2025, $2.7 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements. In first-quarter 2025 and first-quarter 2024, development and asset management fees of $299 thousand and $580 thousand, respectively, were paid by the limited partnerships to Stratus. The payments of these intercompany fees resulted in increases in cash available to the parent company, and the income to Stratus and cost to the partnerships have been eliminated in the consolidated financial statements.

As of March 31, 2025, we had total debt of $210.0 million based on the principal amounts outstanding compared with $196.7 million at December 31, 2024. As of March 31, 2025, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $54.1 million, resulting in availability of $34.5 million, net of letters of credit totaling $15.6 million issued under the revolving credit facility and borrowings of $4.0 million. Letters of credit have been issued under the revolving credit facility, $13.3 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2025.

In January 2025, we entered into a modification of the Comerica Bank revolving credit facility to increase the aggregate amount of letters of credit that may be committed against the facility from $13.3 million to $15.6 million. In February 2025, we entered into an additional $2.3 million letter of credit to secure our obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2. In March 2025, we entered into an amendment to our revolving credit facility, which (i) extended the maturity date to March 27, 2027, (ii) lowered the interest rate to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent and (iii) lowered the maximum loan amount to the lesser of $55.0 million or the borrowing base limit.

Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2024, Stratus made an operating loan of $2.4 million. In first-quarter 2025, Stratus made an operating loan of $1.5 million. As of March 31, 2025, Stratus’ operating loans outstanding to Stratus Block 150, L.P. totaled $7.2 million.

Stratus and the Class B limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount budgeted due to interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In first-quarter 2024, Stratus made an operating loan of $339 thousand, and the Class B limited partner made an operating loan of $339 thousand. No loans were made in first-quarter 2025. As of March 31, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

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

In March 2025, the Jones Crossing loan was refinanced. The new loan has a principal amount of $24.0 million and matures April 1, 2028. The loan bears interest at one-month Term SOFR plus 1.95 percent, with a floor of 3.00 percent. As required by the loan, College Station 1892 Properties, L.L.C. purchased an interest rate cap with a Term SOFR strike rate equal to 5.00 percent, a notional amount of $24.0 million and an expiration date of April 1, 2026. Upon expiration, as required by the loan, College Station 1892 Properties, L.L.C. will enter into two subsequent, consecutive interest rate cap agreements, each with a one-year term, a notional amount of the maximum loan amount and a strike price commensurate to the then-current interest rate. Payments of interest only on the loan are due monthly with the outstanding principal due at maturity. College Station 1892 Properties, L.L.C. may prepay all, but not a portion, of the loan; provided that a prepayment prior to April 1, 2026 is subject to a yield maintenance premium payment. After paying off the prior loan and closing costs, Stratus received approximately $1.2 million in net cash proceeds.

During first-quarter 2025, we increased borrowings under our revolving credit facility, and The Saint George and Holden Hills Phase 1 construction loans. We also increased the principal amounts outstanding in connection with refinancing the Lantana Place construction loan and the Jones Crossing loan. Refer to Note 6 for further discussion.

Most of our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2024 Form 10-K for a discussion of the financial covenants in our debt agreements. As of March 31, 2025, we were in compliance with all of our financial covenants.

Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements, contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equity holders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and the Holden Hills Phase 1 construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with our current $5.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project level financing. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of March 31, 2025, we, as the parent company, guaranteed the payment of all of the project loans, except for the Kingwood Place loan, the Jones Crossing loan, the Lantana Place loan and the West Killeen Market construction loan. Our guarantees of the Kingwood Place loan, the Jones Crossing loan and the Lantana Place loan are generally limited to non-recourse carve-out obligations. Our payment guarantee on The Saint June construction loan is limited to 50.0 percent and on The Saint George construction loan is limited to 25.0 percent, in each case until certain conditions are met. Refer to Note 6 to our consolidated financial statements in our 2024 Form 10-K for additional discussion.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$4,000	$—	$—	$—	$4,000
Kingwood Place loan	—	—	33,000	—	—	—	33,000
Lantana Place loan	—	293	365	385	28,757	—	29,800
Jones Crossing loan	—	—	—	24,000		—	24,000
The Annie B land loan [a]	11,970	—	—	—	—	—	11,970
Construction loans:
The Saint George	—	51,247	—	—	—	—	51,247
The Saint June [b]	32,080	—	—	—	—	—	32,080
Holden Hills Phase 1	—	17,107	—	—	—	—	17,107
West Killeen Market [c]	5,177	—	—	—	—	—	5,177
Amarra Villas credit facility	—	1,662	—	—	—	—	1,662
Total	$49,227	$70,309	$37,365	$24,385	$28,757	$—	$210,043
a.The maturity date is September 1, 2025.
b.Includes operating loans from our third-party partner of $493 thousand. The maturity date of The Saint June construction loan is October 2, 2025.
c.The maturity date is July 31, 2025. In first-quarter 2025, we entered into a contract to sell West Killeen Market for $13.3 million, which we expect to close in second-quarter 2025 and to use a portion of the proceeds to repay the project loan.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented, and reflects the interest rate terms of loan agreements as in effect during the periods presented, as described in Note 6 of this report and in our 2024 Form 10-K:

	Three Months Ended
	March 31,
	2025	2024
Comerica Bank revolving credit facility [a]	7.42%	—%
Kingwood Place loan	6.12	8.20
Lantana Place loan	6.71	7.74
Jones Crossing loan	6.26	7.70
The Annie B land loan	7.45	8.41
Construction loans:
The Saint George	6.79	7.73
The Saint June	6.71	8.19
Holden Hills Phase 1	7.44	8.39
West Killeen Market	7.07	8.09
Amarra Villas credit facility	6.70	8.39
a.We did not have an outstanding balance during first-quarter 2024.

We had firm commitments totaling approximately $8.3 million at March 31, 2025 primarily related to construction of The Saint George and Holden Hills Phase 1. Except as noted below, we have construction loans, as well as remaining equity capital, to fund these projected cash outlays for these projects over the next 12 months following this filing. We expect to make a capital contribution to The Saint George partnership of $370 thousand over the next 12 months to enable the partnership to pay debt service and project costs, including potential costs of water leak remediation and repairs to be borne by the partnership as described in Note 10. With respect to Holden Hills Phase 1, we have agreed to reimburse the Holden Hills Phase 1 partnership for 60 percent of the costs of the Tecoma Improvements. As of March 31, 2025, the remaining costs to complete the Tecoma Improvements totaled $3.0 million, of which our share totaled $1.8 million. Also, we anticipate making future operating loans to Stratus Block 150, L.P. totaling up to $2.1 million over the next 12 months to enable the partnership to pay debt service and project costs. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent, would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (West Killeen Market, Jones Crossing – Retail, Lantana Place – Retail, Kingwood Place and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. In first-quarter 2025, we entered into a contract to sell West Killeen Market for $13.3 million, which we expect to close in second-quarter 2025. After repaying the project loan, we expect the sale to generate approximately $7.7 million of pre-tax net cash proceeds. We expect to sell additional Amarra Villas homes and may sell other properties. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we had cash and cash equivalents of $12.0 million at March 31, 2025 and availability under our revolving credit facility (which matures on March 27, 2027) of approximately $34.5 million, net of letters of credit and borrowings, which is expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities of, or to refinance, our outstanding debt that matures in the next 12 months, and to repay the West Killeen Market project loan upon the closing of that transaction. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main sources of revenue and cash flow are expected to be sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2024 Form 10-K and Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” herein for further discussion.

Our ability to meet our cash obligations over the longer term will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2024 Form 10-K.

RECENT ACCOUNTING STANDARDS

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

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. For additional information regarding these types of activities, refer to the discussion about our firm commitments in “Capital Resources and Liquidity” above and Note 9 to our consolidated financial statements in our 2024 Form 10-K.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to inflation, interest rates, tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans or capital contributions to our joint ventures, potential costs and timing to remediate and repair the water leak at The Saint George and the potential costs for which The Saint George Apartments, L.P. may be responsible, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, including projected costs and estimated times to complete construction, plans to sell, recapitalize or refinance properties and estimated timing for closing properties under contract, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent, which we obtained in connection with our current $5.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, elevated inflation and interest rates, the effect of changes in tariffs and trade policies, including threatened tariffs, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, the outcome of our analysis and discussions with the insurance company and general contractor regarding responsibility for payment of costs to remediate and repair the water leak at The Saint George, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K, filed with the SEC, and Part II, Item 1A. “Risk Factors” of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are supplementing the risk factors described under Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K with the risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2024 Form 10-K.

Changes in U.S. tariffs and trade policies could adversely affect our business.

We are monitoring changes and potential changes to U.S. tariffs and trade policies under the current Presidential administration, along with reciprocal tariffs or other countermeasures imposed or that may be imposed by other countries in response. The current environment is dynamic and uncertain, as the U.S. President has imposed, modified and paused tariffs, and granted exemptions from tariffs, on different countries and products multiple times since taking office in January 2025. A number of important construction materials, including steel and lumber, are either currently subject to higher tariffs or have been threatened with higher tariffs in the future, which we believe is likely to further disrupt supply chains and increase construction costs. The lack of predictability regarding future U.S. tariffs and trade policies creates uncertainties that make it more challenging for construction contractors to price projects and for developers and investors to make projections. Changing U.S. tariffs and trade policies could also cause higher inflation and interest rates and slower economic growth or a recession in the U.S. These changes and uncertainties regarding future changes could result in, among other things, higher costs to our business generally, higher costs and more limited availability of capital, lower demand from buyers of our real estate and higher tenant default rates, and could cause our real estate development projects in planning to be less profitable, delayed or cancelled. These factors could have a material adverse effect on our business, profitability and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended March 31, 2025.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended March 31, 2025, and the approximate dollar value of shares remaining available for purchase pursuant to our $5.0 million share repurchase program as of March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
January 1, 2025 through January 31, 2025	17,025	$19.80	17,025	$3,072,888
February 1, 2025 through February 28, 2025	3,669	$19.69	3,669	$3,000,635
March 1, 2025 through March 31, 2025	—	$—	—	$3,000,635
Total	20,694	$19.78	20,694	$3,000,635
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through May 9, 2025, we acquired 83,380 shares of our common stock for a total cost of $2.0 million at an average price of $23.98 per share, and $3.0 million remains available for repurchases under the program.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Second Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of March 25, 2025.		10-K	001-37716	3/28/2025

10.2	Seventh Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of January 21, 2025.		10-K	001-37716	3/28/2025

10.3	Eighth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of March 25, 2025.		10-K	001-37716	3/28/2025

10.4
Loan Agreement by and among College Station 1892 Properties, L.L.C., as borrower, Voya Investment Management LLC, as administrative agent, and Brighthouse Life Insurance Company, as lender, dated March 7, 2025.
			8-K	001-37716	3/13/2025

10.5	Promissory Note by and between College Station 1892 Properties, L.L.C. and Brighthouse Life Insurance Company dated March 7, 2025.		8-K	001-37716	3/13/2025

10.6
Guaranty of Non-Recourse Carveouts by Stratus Properties Inc. for the benefit of Voya Investment Management LLC, as administrative agent, dated March 7, 2025 with respect to the Loan Agreement by and College Station 1892 Properties, L.L.C., as borrower, Voya Investment Management LLC, as administrative agent, and Brighthouse Life Insurance Company, as lender, dated March 7, 2025.
			8-K	001-37716	3/13/2025

10.7	Commercial Loan Agreement by and among Lantana Place, L.L.C., as borrower, Broadway National Bank, as lender, and Stratus Properties Inc., as guarantor, effective January 22, 2025.		8-K	001-37716	1/27/2025

10.8	Promissory Note by and between Lantana Place, L.L.C. and Broadway National Bank dated January 22, 2025.		8-K	001-37716	1/27/2025

10.9
Limited Guaranty by Stratus Properties Inc. for the benefit of Broadway National Bank, as lender, dated January 22, 2025 with respect to the Commercial Loan Agreement by and among Lantana Place, L.L.C., as borrower, Broadway National Bank, as lender, and Stratus Properties Inc., as guarantor, effective January 22, 2025.
			8-K	001-37716	1/27/2025

10.10*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2025.		10-K	001-37716	3/28/2025

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.11*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2025.		10-K	001-37716	3/28/2025

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X
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

Date: May 15, 2025
S-1