Form 10-Q
period 2025-06-30
STRATUS PROPERTIES INC
filed 2025-08-12
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On August 8, 2025, there were 8,078,754 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$59,386	$20,178
Restricted cash	997	976
Real estate held for sale	11,618	11,211
Real estate under development	175,916	274,105
Land available for development	76,620	65,009
Real estate held for investment, net	228,112	136,252
Lease right-of-use assets	9,722	10,088
Deferred tax assets	153	153
Other assets	12,297	14,634
Total assets	$574,821	$532,606

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,687	$10,061
Accrued liabilities, including taxes	5,223	7,291
Debt	199,434	194,853
Lease liabilities	15,294	15,436
Deferred gain	1,318	1,810
Other liabilities	4,541	5,588
Total liabilities	236,497	235,039

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	98	97
Capital in excess of par value of common stock	201,651	200,972
Retained earnings	25,986	28,601
Common stock held in treasury	(35,827)	(34,965)
Total stockholders’ equity	191,908	194,705
Noncontrolling interests in subsidiaries	146,416	102,862
Total equity	338,324	297,567
Total liabilities and equity	$574,821	$532,606

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Real estate operations	$6,798	$3,629	$6,823	$25,752
Leasing operations	4,807	4,861	9,825	9,245
Total revenues	11,605	8,490	16,648	34,997
Cost of sales:
Real estate operations	10,285	4,424	11,765	19,702
Leasing operations	2,146	1,742	4,059	3,420
Depreciation and amortization	1,376	1,402	2,770	2,803
Total cost of sales	13,807	7,568	18,594	25,925
General and administrative expenses	3,557	3,842	7,608	8,307
Gain on sale of assets	(5,000)	—	(5,200)	—
Total	12,364	11,410	21,002	34,232
Operating (loss) income	(759)	(2,920)	(4,354)	765
Interest expense, net	(277)	—	(277)	—
Loss on interest rate cap agreements	(9)	—	(22)	—
Loss on extinguishment of debt	—	—	(183)	(59)
Other (loss) income, net	(793)	186	(729)	359
(Loss) income before income taxes	(1,838)	(2,734)	(5,565)	1,065
Provision for income taxes	(457)	(44)	(487)	(146)
Net (loss) income and total comprehensive (loss) income	(2,295)	(2,778)	(6,052)	919
Total comprehensive loss attributable to noncontrolling interests	2,555	1,053	3,437	1,908
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$260	$(1,725)	$(2,615)	$2,827

Net income (loss) per share attributable to common stockholders (basic and diluted)	$0.03	$(0.21)	$(0.32)	$0.35

Weighted-average shares of common stock outstanding:
Basic	8,082	8,072	8,060	8,049
Diluted	8,176	8,072	8,060	8,172
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flow from operating activities:
Net (loss) income	$(6,052)	$919
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,770	2,803
Cost of real estate sold	5,787	16,117
Loss on interest rate cap agreements	22	—
Loss on extinguishment of debt	183	59
Stock-based compensation	668	876
Debt issuance cost amortization	710	453
Gain on sale of assets	(5,200)	—
Purchases and development of real estate properties	(14,397)	(16,317)
Decrease in other assets	2,590	1,018
Decrease in accounts payable, accrued liabilities and other	(2,260)	(7,644)
Net cash used in operating activities	(15,179)	(1,716)

Cash flow from investing activities:
Capital expenditures	(7,161)	(16,142)
Proceeds from sale of assets, net of fees	12,979	—
Municipal utility district (MUD) reimbursements	409	—
Payments on master lease obligations	(416)	(400)
Net cash provided by (used in) investing activities	5,811	(16,542)

Cash flow from financing activities:
Borrowings from credit facility	4,000	—
Payments on credit facility	(4,000)	—
Borrowings from project loans	59,886	21,754
Payments on project and term loans	(55,906)	(21,226)
Payment of dividends	(236)	(356)
Finance lease principal payments	(8)	(8)
Stock-based awards net payments	(336)	(376)
Noncontrolling interest distributions	(856)	—
Noncontrolling interest contributions	47,847	—
Purchases of treasury stock	(526)	—
Financing costs	(1,268)	(1)
Net cash provided by (used in) financing activities	48,597	(213)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,229	(18,471)
Cash, cash equivalents and restricted cash at beginning of year	21,154	32,432
Cash, cash equivalents and restricted cash at end of period	$60,383	$13,961
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2024	9,685	$97	$200,972	$28,601	1,662	$(34,965)	$194,705	$102,862	$297,567
Vested stock-based awards	88	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	369	—	—	—	369	—	369
Tender of shares for stock-based awards	—	—	—	—	17	(336)	(336)	—	(336)
Common stock repurchases	—	—	—	—	21	(410)	(410)	—	(410)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(856)	(856)
Total comprehensive loss	—	—	—	(2,875)	—	—	(2,875)	(882)	(3,757)
Balance at March 31, 2025	9,773	$98	$201,346	$25,726	1,700	$(35,711)	$191,459	$101,124	$292,583
Vested stock-based awards	16	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	299	—	—	—	299	—	299
Common stock repurchases	—	—	—	—	6	(116)	(116)	—	(116)
Noncontrolling interest contributions	—	—	—	—	—	—	—	47,847	47,847
Total comprehensive income (loss)	—	—	—	260	—	—	260	(2,555)	(2,295)
Balance at June 30, 2025	9,789	$98	$201,651	$25,986	1,706	$(35,827)	$191,908	$146,416	$338,324

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Vested stock-based awards	78	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	442	—	—	—	442	—	442
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Excises tax on 2023 common stock repurchases	—	—	—	—	—	(22)	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	4,552	—	—	4,552	(855)	3,697
Balance at March 31, 2024	9,664	$97	$199,674	$31,197	1,599	$(33,395)	$197,573	$102,271	$299,844
Vested stock-based awards	12	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	434	—	—	—	434	—	434
Total comprehensive loss	—	—	—	(1,725)	—	—	(1,725)	(1,053)	(2,778)
Balance at June 30, 2024	9,676	$97	$200,114	$29,472	1,599	$(33,395)	$196,288	$101,218	$297,506

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

Related Party Transactions. In April 2022, Stratus hired the son of Stratus’ President and Chief Executive Officer as an employee. As an employee, he received the same health and retirement benefits provided to all Stratus employees, annual incentive awards and two awards under the Profit Participation Incentive Plan (PPIP). In first-quarter 2024, he received $22 thousand as an annual incentive award for 2023, and his annual salary was $124 thousand. In September 2024, the employee resigned from employment with Stratus, resulting in the forfeiture of his two outstanding awards under the PPIP. Refer to Note 7 for discussion of the PPIP. For additional information regarding Stratus’ related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1 and 2 in the Stratus 2024 Form 10-K.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income and total comprehensive (loss) income	$(2,295)	$(2,778)	$(6,052)	$919
Total comprehensive loss attributable to noncontrolling interests	2,555	1,053	3,437	1,908
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$260	$(1,725)	$(2,615)	$2,827

Basic weighted-average shares of common stock outstanding	8,082	8,072	8,060	8,049
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	94	—	—	123
Diluted weighted-average shares of common stock outstanding	8,176	8,072	8,060	8,172

Net income (loss) per share attributable to common stockholders (basic and diluted)	$0.03	$(0.21)	$(0.32)	$0.35
a.Excludes 31 thousand shares for second-quarter 2025 of common stock associated with RSUs that were anti-dilutive. Excludes 187 thousand shares for second-quarter 2024 of common stock associated with RSUs that were anti-dilutive as a result of a net loss. Excludes 156 thousand shares for the first six months of 2025 of common stock associated with RSUs that were anti-dilutive as a result of a net loss. Excludes 23 thousand shares for the first six months of 2024 of common stock associated with RSUs that were anti-dilutive.

3.    LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships:

Partnership [a]	Indirect Equity Interest
Holden Hills, L.P.	50.00%
Holden Hills Phase 2, L.P.	50.00%
Stratus Block 150, L.P.	31.00%
Stratus Kingwood Place, L.P.	60.00%
The Saint George Apartments, L.P.	10.00%
The Saint June, L.P.	34.13%
a.Holden Hills Phase 2, L.P. was formed in second-quarter 2025 – see discussion below. For additional information regarding Stratus' other partnerships, refer to Note 2 in the Stratus 2024 Form 10-K.

Holden Hills Phase 2, L.P. In second-quarter 2025, Holden Hills Phase 2, L.P. (the Holden Hills Phase 2 partnership), a Texas limited partnership and subsidiary of Stratus, was formed for the development of Holden Hills Phase 2 (Holden Hills Phase 2 Project). The Holden Hills Phase 2 Project is Stratus’ approximately 570-acre mixed-use development located along Southwest Parkway in the southern portion of the Barton Creek community in Austin, Texas adjacent to Holden Hills Phase 1, Stratus’ 495-acre residential development. The Holden Hills Phase 2 partnership is governed by a limited partnership agreement between a wholly owned subsidiary of Stratus as Class A limited partner and an unaffiliated equity investor as Class B limited partner, and another wholly owned subsidiary of Stratus which serves as general partner (the Phase 2 general partner). In second-quarter 2025, the partners made the following initial capital contributions to the Holden Hills Phase 2 partnership: (i) Stratus contributed the Holden Hills Phase 2 land and related personal property at an agreed value of $95.7 million, which reflects an agreed land value of $86.9 million and Stratus’ Tecoma Circle infrastructure investment of approximately $8.8 million, and (ii) The Class B limited partner contributed $47.8 million in cash. Following the Class B limited partner’s initial capital contribution, $47.8 million of cash was distributed by the Holden Hills Phase 2 partnership to Stratus. Further, the Holden Hills Phase 2 partnership will reimburse Stratus for certain initial project costs of approximately $0.8 million. As a result of these transactions, Stratus holds, indirectly through its wholly owned subsidiaries, a 50.0 percent equity interest in the Holden Hills Phase 2 partnership, and the Class B limited partner holds the remaining 50.0 percent equity interest in the Holden Hills Phase 2 partnership. Generally, after the initial distribution described above, distributions will be made to the partners in accordance with their relative equity capital interests. Stratus consolidates the Holden Hills Phase 2 partnership; therefore, its contribution of the Holden Hills Phase 2 land and related personal property was recorded at historical cost and the contribution from the Class B limited partner was accounted for as a noncontrolling interest contribution. The initial purposes of the Holden Hills Phase 2 partnership do not include the development or construction of horizontal or vertical improvements (each, a future project) and the commencement of any future project will require the approval of all partners.

In addition to each partner’s initial capital contribution, upon the call of the Phase 2 general partner from time to time, the partners are obligated to make additional capital contributions for certain Holden Hills Phase 2 partnership costs and expenses defined as “mandatory,” such as property taxes and debt service payments, within available unused reserves in the then-current approved budget or as otherwise approved by the partners. Stratus guaranteed the additional capital contribution obligations of the Phase 2 general partner and the Class A limited partner.

The Phase 2 general partner has the authority to manage the day-to-day operations of the Holden Hills Phase 2 partnership, subject to approval rights given to the partners for specified “major decisions,” including but not limited to operating and future project budgets, the business plan and amendments thereto; commencement of any future project; sales, leases or transfers of any portion of the Holden Hills Phase 2 Project or any future project to any partner, affiliate of any partner, or to any unaffiliated third party other than as contemplated in the business plan; payments, transactions or agreements between the Holden Hills Phase 2 partnership and any partner or its affiliates not already approved; incurring any debt, mortgage or guaranty; capital calls in excess of the initial capital commitment; admitting a new partner; and certain transfers of direct or indirect interests in the Holden Hills Phase 2 partnership. Any partner can initiate a buy-sell at any time by written notice to the other partner, specifying the buyout price.

The Holden Hills Phase 2 partnership has agreed to pay Stratus an asset management fee of $39,875 per month for the first 12 months following the formation of the partnership and thereafter subject to an adjustment as agreed by the partners, plus 4.0 percent of the hard costs of landscaping and site clearing approved in the initial operating budget.

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 Project, which is expected to be sized as needed for future operating costs. The Holden Hills Phase 2 partnership intends to use the facility to reimburse the Class A limited partner for the approximately $0.8 million initial project costs, as described above, fund the approved operating budget for 2025 and fund future partnership activities approved by the partners.

Amendment to the Holden Hills, L.P. Partnership Agreement. In second-quarter 2025, the parties to the Holden Hills, L.P. partnership agreement, relating to Holden Hills Phase 1, entered into an amendment thereto that changed certain provisions to more closely align with the Holden Hills Phase 2 partnership agreement, primarily that any partner can initiate a buy-sell at any time by written notice to the other partner.

Operating Loans to Partnerships. Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2024, Stratus made an operating loan of $2.4 million. In first-quarter 2025, Stratus made an operating loan of $1.5 million. No loans were made in second-quarter 2025 or 2024. As of June 30, 2025, Stratus’ operating loans outstanding to Stratus Block 150, L.P. totaled $7.2 million.

Stratus and the Class B limited partner in The Saint June partnership have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount anticipated because of interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In first-quarter 2024, Stratus made an operating loan of $339 thousand, and the Class B limited partner made an operating loan of $339 thousand to The Saint June, L.P. In second-quarter 2024, Stratus made an operating loan of $85 thousand, and the Class B limited partner made an operating loan of $165 thousand to The Saint June, L.P. No loans were made in the first six months of 2025. As of June 30, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

Potential Returns. The following table presents the distribution percentages for the limited partnerships in which Stratus’ potential returns may increase above its relative equity interest if certain hurdles are achieved.

	Distribution Percentages
	Holden Hills, L.P.		Stratus Kingwood Place, L.P.		The Saint George Apartments, L.P.		The Saint June, L.P.
	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partners	Stratus	Third-party Class B Limited Partner	Stratus	Third-party Class B Limited Partner
Until all partners have received a return of their capital contributions and a 9.00 percent cumulative return;	50.00%	50.00%	60.00%	40.00%	10.00%	90.00%	34.13%	65.87%
Until all partners have received an 11.00 percent cumulative return;	—	—	68.00	32.00	—	—	—	—
Until the Class B limited partner has received a 12.00 percent cumulative return;	55.00	45.00	—	—	20.00	80.00	44.13	55.87
Until the Class B limited partner has received an 18.00 percent cumulative return;	—	—	—	—	30.00	70.00	—	—
Thereafter	65.00	35.00	76.00	24.00	50.00	50.00	54.13	45.87

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that all of these limited partnerships are variable interest entities (VIEs) and that Stratus is the primary beneficiary of each VIE. Accordingly, the partnerships’ financial statements are consolidated in Stratus’ financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

At June 30, 2025, cash and cash equivalents totaling $2.4 million held at certain of these limited partnerships are subject to restrictions on distribution to Stratus pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	June 30, 2025	December 31, 2024
Assets: [a]
Cash and cash equivalents	$5,114	$11,096
Restricted cash	545	572
Real estate under development	137,129	143,743
Land available for development	36,791	36,509
Real estate held for investment	182,168	81,477
Lease right-of-use assets	4	148
Other assets	3,074	3,211
Total assets	364,825	276,756
Liabilities: [b]
Accounts payable	8,870	7,399
Accrued liabilities, including taxes	2,878	3,327
Debt	146,420	140,090
Lease liabilities	4	148
Other liabilities	357	469
Total liabilities	158,529	151,433
Net assets	$206,296	$125,323
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

4.    ASSET SALES
The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to a Pad Sites Master Lease entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2024 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” In first-quarter 2025, one of the pad sites subject to the master lease was sub-leased and resulted in recognition of a portion of the previously deferred gain of $200 thousand due to the expected savings in the master lease rent over the remaining term. The remaining deferred gain representing the related contract liability is presented in the consolidated balance sheets in the amount of $1.3 million at June 30, 2025 and $1.8 million at December 31, 2024. The reduction in the deferred gain balance also reflects Pad Sites Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Sites Master Lease payments.
West Killeen Market. In second-quarter 2025, Stratus completed the sale of the West Killeen Market retail project for $13.3 million, generating pre-tax net cash proceeds of approximately $7.8 million, after transaction expenses and payment of the remaining project loan, and a pre-tax gain of approximately $5.0 million. In connection with this sale, the West Killeen Market construction loan, which had a balance of $5.2 million, was repaid.

Amarra Villas. In second-quarter 2025, Stratus sold two Amarra Villas homes for a total of $6.8 million. In connection with these sales, the Amarra Villas credit facility, which had a balance of $1.7 million, was repaid. In second-quarter 2024, Stratus sold one Amarra Villas home for $3.6 million. In first-quarter 2024, Stratus sold two Amarra Villas homes for a total of $7.6 million.
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

A summary of the carrying amount and fair value of Stratus’ interest rate caps follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Interest rate caps	$1	$1	$19	$19

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

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	June 30, 2025	December 31, 2024
Comerica Bank revolving credit facility [a]	$—	$—
Kingwood Place loan	32,502	32,408
Lantana Place loan [b]	29,425	25,509
Jones Crossing loan [c]	23,588	22,428
The Annie B land loan [d]	11,962	12,568
Construction loans:
The Saint George	51,502	47,741
The Saint June	31,925	32,109
Holden Hills Phase 1	18,530	15,265
West Killeen Market [e]	—	5,194
Amarra Villas credit facility [f]	—	1,631
Total debt [g]	$199,434	$194,853
a.In January and March 2025, the Comerica Bank revolving credit facility was amended, and in June 2025, the borrowing base was reduced pursuant to the terms of the loan agreement – see discussion below.
b.In January 2025, the Lantana Place construction loan was refinanced with a four-year term loan.
c.In March 2025, the Jones Crossing loan was refinanced with a three-year term loan.
d.In July 2025, The Annie B land loan was amended and the maturity date was extended to September 1, 2027.
e.In May 2025, Stratus repaid this loan in connection with the sale of the project.
f.In June 2025, Stratus repaid this credit facility and the credit facility was terminated.
g.Includes net reductions for unamortized debt issuance costs of $1.9 million at June 30, 2025, and $1.8 million at December 31, 2024.

Comerica Bank revolving credit facility. As of June 30, 2025, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $29.3 million, resulting in availability of $17.7 million, net of $11.6 million of letters of credit. In June 2025, the Holden Hills Phase 2 property was removed from the borrowing base for the revolving credit facility, in anticipation of a potential separate revolving credit facility for the property, and the maximum amount that could be borrowed was reduced. Also, in June 2025, after the Amarra Villas credit facility was fully repaid and terminated, the remaining three Amarra Villas homes were added to the borrowing base for the Comerica Bank revolving credit facility. The net effect of these changes was a decrease of $24.8 million to the maximum amount that could be borrowed. Letters of credit have been issued under the revolving credit facility, $9.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway.

In January 2025, the Comerica Bank revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility from $13.3 million to $15.6 million. In February 2025, Stratus entered into an additional $2.3 million letter of credit to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2, resulting in outstanding letters of credit totaling $15.6 million. In May 2025, a $4.0 million letter of credit relating to Holden Hills Phase 1 was terminated upon completion of the related obligations and the aggregate amount of letters of credit committed against the facility was reduced to $11.6 million.

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

The Annie B land loan. In July 2025, The Annie B land loan was modified to extend the maturity date to September 1, 2027. Monthly principal payments of $49,875 in addition to interest will be required during the extended term.

Amarra Villas credit facility. Under the Amarra Villas credit facility, principal paydowns occur as homes are sold, and additional amounts are borrowed as construction costs are incurred. Paydowns made in connection with the sale of an Amarra Villas home reduce the commitment amount by the amount of the payment, and such amounts may not be re-borrowed. In second-quarter 2025, Stratus made a $1.7 million principal payment on the credit facility upon the closing of a sale of one of the Amarra Villas homes, which fully repaid the credit facility, and the credit facility was terminated.

West Killeen Market construction loan. In May 2025, this loan was repaid in full in connection with the sale of the West Killeen Market retail project.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2024 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.9 million in second-quarter 2025, $3.9 million in second-quarter 2024, $7.6 million for the first six months of 2025 and $7.9 million for the first six months of 2024. Stratus’ capitalized interest totaled $3.6 million in second-quarter 2025 and $7.4 million for the first six months of 2025. All of Stratus’ interest costs were capitalized for first-quarter 2025 and both 2024 periods. Capitalized interest is primarily related to development activities at Stratus’ Barton Creek properties (primarily Holden Hills Phases 1 and 2) and The Saint George for the 2025 periods. Capitalized interest was primarily related to development activities at Stratus’ Barton Creek properties (primarily Holden Hills Phases 1 and 2 and The Saint June) and The Saint George for the 2024 periods.

Equity
The Comerica Bank revolving credit facility, The Annie B land loan, and The Saint George and Holden Hills Phase 1 construction loans require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, with written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities included $28 thousand as of June 30, 2025, and $0.3 million as of December 31, 2024, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

Share Repurchase Program. In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of Stratus’ common stock. In June 2025, with written consent from Comerica Bank, Stratus’ Board approved an increase in the share repurchase program, authorizing repurchases of up to $25.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In the first six months of 2025, Stratus acquired 26,819 shares of its common stock for a total cost of $0.5 million at an average price of $19.59 per share. Through August 8, 2025, Stratus has acquired 135,620 shares of its common stock for a total cost of $3.0 million at an average price of $22.13 per share, and $22.0 million remains available for repurchases under the program.

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

A summary of PPIP/LTIP costs follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Charged to general and administrative expense	$30	$76	$98	$159
Capitalized to project development costs	8	2	16	113
Total PPIP/LTIP costs	$38	$78	$114	$272

At June 30, 2025, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and outstanding awards under the LTIP included The Saint George. The accrued liability for the PPIP and LTIP totaled $2.0 million at June 30, 2025, and $1.9 million at December 31, 2024 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2024 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both June 30, 2025 and December 31, 2024. Stratus has recorded a deferred tax asset totaling $153 thousand at both June 30, 2025 and December 31, 2024 related to state income taxes.

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

During 2025, Stratus expects to incur current state income taxes in addition to U.S. Federal current income taxes primarily associated with taxable income generated from cash received in the Holden Hills Phase 2 transaction discussed in Note 3.

The difference between Stratus’ consolidated effective income tax rate of (9) percent for the first six months of 2025 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of June 30, 2025, the Holden Hills Phase 2 transaction discussed in Note 3 and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of 14 percent for the first six months of 2024 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of June 30, 2024, and the executive compensation limitation.

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

The Real Estate Operations segment is comprised of Stratus’ real estate assets, which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Holden Hills Phases 1 and 2, Amarra multi-family and commercial land, Amarra Villas homes, an Amarra Drive lot and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (land for future phases of retail and multi-family development and retail pad sites at Jones Crossing); and in Magnolia, Texas (potential development of approximately 11 acres planned for future multi-family use), Kingwood, Texas (a retail pad site) and New Caney, Texas (New Caney), each located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint George (which was completed in second-quarter 2025 and moved from the Real Estate Operations segment to the Leasing Operations segment), The Saint June, Kingwood Place, the retail portion of Lantana Place, the completed retail portion of Jones Crossing, and retail pad sites subject to ground leases at Lantana Place, Kingwood Place and Jones Crossing. The segment also included West Killeen Market prior to its sale in second-quarter 2025 and the retail portion of Magnolia Place prior to its sale in third-quarter 2024.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Real Estate Operations:
Developed property sales	$6,760	$3,625	$6,760	$11,248
Undeveloped property sales	—	—	—	14,500
Commissions and other	38	4	63	4
	6,798	3,629	6,823	25,752
Leasing Operations:
Rental revenue	4,807	4,861	9,825	9,245
	4,807	4,861	9,825	9,245

Total revenues from contracts with customers	$11,605	$8,490	$16,648	$34,997

Financial Information by Business Segment. Summarized financial information by reportable segment for the three months ended June 30, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$6,798	$4,807	$11,605
Segment expenses:
Cost of real estate sold	(6,244)		(6,244)
Property taxes and insurance	(385)	(923)	(1,308)
Lease expense	(285)		(285)
Professional fees	(806)		(806)
Maintenance and repairs		(497)	(497)
Allocated overhead costs	(1,261)		(1,261)
Property management fees and payroll		(289)	(289)
Utilities		(184)	(184)
Other segment items [b]	(1,304)	(253)	(1,557)
Depreciation and amortization	(49)	(1,327)	(1,376)
Gain on sale of assets [c]	—	5,000	5,000
Segment (loss) profit	(3,536)	6,334	2,798
General and administrative expenses			(3,557)
Operating loss			(759)
Interest expense, net			(277)
Loss on interest rate cap agreements			(9)
Other (loss) income, net			(793)
Net loss before income taxes			$(1,838)
Capital expenditures and purchases and development of real estate properties	$7,185	$2,634	$9,819
MUD reimbursements applied to real estate under development [d]	$—	$409	$409
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. In second-quarter 2025, Stratus recorded a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by Stratus for a share of historical costs incurred to develop the land. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
c.Reflects an approximately $5.0 million pre-tax gain on the sale of the West Killeen Market retail project.
d.In second-quarter 2025, Stratus received $409 thousand of proceeds related to MUD reimbursements of infrastructure costs incurred for development of The Saint June. This was recorded as a reduction of real estate under development on the consolidated balance sheet.

Summarized financial information by reportable segment for the three months ended June 30, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$3,629	$4,861	$8,490
Segment expenses
Cost of real estate sold	(3,173)		(3,173)
Property taxes and insurance	(307)	(775)	(1,082)
Lease expense	(285)		(285)
Professional fees	(362)		(362)
Maintenance and repairs		(492)	(492)
Allocated overhead costs	(252)		(252)
Property management fees and payroll		(209)	(209)
Utilities		(22)	(22)
Other segment items [b]	(45)	(244)	(289)
Depreciation and amortization	(44)	(1,358)	(1,402)
Segment (loss) profit	(839)	1,761	922
General and administrative expenses			(3,842)
Operating loss			(2,920)
Other (loss) income, net			186
Net loss before income taxes			$(2,734)
Capital expenditures and purchases and development of real estate properties	$7,360	$8,001	$15,361
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.

Summarized financial information by reportable segment for the six months ended June 30, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$6,823	$9,825	$16,648
Segment expenses:
Cost of real estate sold	(6,244)		(6,244)
Property taxes and insurance	(742)	(1,730)	(2,472)
Lease expense	(570)		(570)
Professional fees	(1,169)		(1,169)
Maintenance and repairs		(1,006)	(1,006)
Allocated overhead costs	(1,546)		(1,546)
Property management fees and payroll		(574)	(574)
Utilities		(224)	(224)
Other segment items [b]	(1,494)	(525)	(2,019)
Depreciation and amortization	(96)	(2,674)	(2,770)
Gain on sale of assets [c]	—	5,200	5,200
Segment (loss) profit	(5,038)	8,292	3,254
General and administrative expenses			(7,608)
Operating loss			(4,354)
Interest expense, net			(277)
Loss on interest rate cap agreements			(22)
Loss on extinguishment of debt			(183)
Other (loss) income, net			(729)
Net loss before income taxes			$(5,565)
Capital expenditures and purchases and development of real estate properties	$14,397	$7,161	$21,558
MUD reimbursements applied to real estate under development [d]	$—	$409	$409
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. In second-quarter 2025, Stratus recorded a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by Stratus for a share of historical costs incurred to develop the land. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
c.Reflects an approximately $5.0 million pre-tax gain on the sale of the West Killeen Market retail project in second-quarter 2025 and a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway in first-quarter 2025. Refer to Note 4 for further discussion.
d.In second-quarter 2025, Stratus received $409 thousand of proceeds related to MUD reimbursements of infrastructure costs incurred for development of The Saint June. This was recorded as a reduction of real estate under development on the consolidated balance sheet.

Summarized financial information by reportable segment for the six months ended June 30, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$25,752	$9,245	$34,997
Segment expenses
Cost of real estate sold	(17,122)		(17,122)
Property taxes and insurance	(622)	(1,499)	(2,121)
Lease expense	(570)		(570)
Professional fees	(628)		(628)
Maintenance and repairs		(854)	(854)
Allocated overhead costs	(501)		(501)
Property management fees and payroll		(413)	(413)
Utilities		(182)	(182)
Other segment items [b]	(259)	(472)	(731)
Depreciation and amortization	(88)	(2,715)	(2,803)
Segment profit	5,962	3,110	9,072
General and administrative expenses			(8,307)
Operating income			765
Loss on extinguishment of debt			(59)
Other (loss) income, net			359
Net income before income taxes			$1,065
Capital expenditures and purchases and development of real estate properties	$16,317	$16,142	$32,459
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.

Total assets by segment were as follows (in thousands):

	June 30,
	2025	2024
Real Estate Operations	$271,985	$342,089
Leasing Operations	246,214	159,314
Corporate and other [a]	56,622	12,613
Total assets	$574,821	$514,016
a.Corporate and other includes cash and cash equivalents and restricted cash of $59.2 million and $12.6 million at June 30, 2025 and 2024, respectively. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets. Corporate and other also includes elimination of intersegment balances.

10.    SUBSEQUENT EVENTS
Subsequent to June 30, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. Key tax components of OBBB include extension of certain expiring tax provisions from the 2017 Tax Cuts and Jobs Act, the reinstatement of immediate expensing of qualifying business property, full expensing of domestic research and experimental expenditures and changes to interest expense limitations. Stratus is currently evaluating the tax provisions of OBBB and does not expect a material impact to its financial statements.

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

From time to time, when deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we may return capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million, respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program, and in June 2025, our Board approved an increase in the share repurchase program to $25.0 million. As of August 8, 2025, we had repurchased $3.0 million of our shares under the program.

Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. Refer to Note 3. We expect to continue our limited use of our revolving credit facility and to retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business.

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties, debt financings and distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have provided and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021 and Block 21 in 2022, the cash distributions from the Holden Hills Phase 1 partnership in 2023 and the Holden Hills Phase 2 partnership in June 2025 and our other property sales in 2024 and the first six months of 2025. Further, we believe our investment strategy, current liquidity and portfolio of projects provide us with many opportunities to increase value for our stockholders.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills Phase 1 partnership and our share (related to Holden Hills Phase 2) of the cost of the Tecoma Improvements (as defined below). As of June 30, 2025, our share of the estimated remaining costs to complete the Tecoma Improvements totaled $1.0 million. However, over the past two years and in the first six months of 2025, we made operating loans and a capital contribution to our joint ventures. Refer to Note 3 herein and Note 2 of the 2024 Form 10-K for further discussion. Over the next 12 months, we anticipate making future operating loans to the limited partnership for The Annie B totaling up to $2.8 million and a capital contribution to the limited partnership for The Saint George of $430 thousand, representing our 10 percent equity share of debt service and project costs needed by the partnership, including potential costs of water leak damage remediation and repairs as described below in “Recent Development Activities”. Our estimates of future operating loans and capital contributions are based on current estimates of future costs of the partnerships. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

Largely as a result of the cash distribution from the Holden Hills Phase 2 partnership and recent property sales, as of June 30, 2025, we had consolidated cash of $59.4 million and $17.7 million available under our revolving credit facility, net of $11.6 million of letters of credit committed against the facility. Refer to Note 6 for further discussion of our debt. Our Board is carefully exploring opportunities for the use of cash from the Holden Hills Phase 2 partnership and recent asset sales, which will be based on evolving market conditions and may include a combination of further share repurchases, deleveraging, reinvesting in Stratus’ project pipeline and/or other cash returns to stockholders.

We were challenged by difficult conditions in the real estate business over the past two years and in the first six months of 2025. Interest rates, which began rising in 2022, continued to increase during 2023, and costs remained elevated. During 2024, interest rates stabilized, and in the latter part of 2024 and the first six months of 2025, interest rates generally declined; however, costs remained elevated. We saw limited opportunities for transactions on favorable terms. Nevertheless, we made important progress executing our business strategy during 2024 and the first six months of 2025.

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

During the first six months of 2025, we received a $47.8 million cash distribution from the Holden Hills Phase 2 partnership. In addition, we sold our stabilized West Killeen Market retail project for $13.3 million and two homes at

Amarra Villas for a total of $6.8 million. We also completed construction on the last two Amarra Villas homes. We substantially completed construction of the road and utility infrastructure for Holden Hills Phase 1 and are currently working on the required landscaping. We are going through the process with Travis County for the county’s acceptance of the roadway. The first units of The Saint George were available for occupancy in April 2025 and the project was completed in June 2025. We have been focusing intently on the development of Holden Hills Phase 1 and on the development plans and future financing of Holden Hills Phase 2. We continued to advance entitlements on our other development projects and to operate our three stabilized retail projects. We also took steps to advance relationships and opportunities to position us to capture value when market conditions improve. In addition, beginning in 2024 and through August 8, 2025, we returned $3.0 million to our stockholders through our share repurchase program.

Changes to U.S. tariffs and trade policies during the first six months of 2025 have introduced additional uncertainties regarding future U.S. real estate market conditions. Refer to Part II, Item 1A. “Risk Factors” herein. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

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

Summary Financial Results for the Second-Quarter and First Six Months of 2025. Our revenues totaled $11.6 million in second-quarter 2025 and $16.6 million for the first six months of 2025, compared with $8.5 million in second-quarter 2024 and $35.0 million for the first six months of 2024. The $3.2 million increase in revenues in our Real Estate Operations segment in second-quarter 2025, compared to second-quarter 2024, is primarily a result of the sales of two Amarra Villas homes for an aggregate of $6.8 million in second-quarter 2025 compared to the sale of one Amarra Villas home for $3.6 million in second-quarter 2024. The $18.9 million decrease in revenues from our Real Estate Operations segment in the first six months of 2025, compared to the first six months of 2024, was primarily a result of the sales of approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million and three Amarra Villas homes for an aggregate of $11.2 million in the first six months of 2024, compared with the sales of two Amarra Villas homes in the first six months of 2025 for $6.8 million.

During the three and six months ended June 30, 2025, we recorded an approximately $5.0 million pre-tax gain on the sale of West Killeen Market. Professional fees and allocated overhead costs in our real estate operations segment increased compared to the comparable 2024 periods primarily related to the impact of the formation of the Holden Hills Phase 2 partnership. In addition, in second-quarter 2025, we recorded a $1.0 million charge in our real estate operations segment related to a write-off as described further below. Refer to “Results of Operations” below for further discussion of our segments.

Our net income attributable to common stockholders totaled $0.3 million, or $0.03 per diluted share in second-quarter 2025, compared to net loss attributable to common stockholders of $1.7 million, or $0.21 per diluted share, in second-quarter 2024. During the first six months of 2025 our net loss attributable to common stockholders totaled $2.6 million, or $0.32 per diluted share, compared to net income attributable to common stockholders of $2.8 million, or $0.35 per diluted share, during the first six months of 2024.

During second-quarter 2025, our cash and cash equivalents increased substantially, primarily due to the receipt of a $47.8 million distribution from the newly-formed Holden Hills Phase 2 partnership. Refer to Note 3 for further discussion.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2024 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2024, we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold one of the homes for $3.6 million. In second-quarter 2025, we completed construction on the last two homes, and we sold two of the homes for a total of $6.8 million. As of August 8, 2025, three completed homes remain available for sale.

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

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. Construction of the road and utility infrastructure was substantially completed in second-quarter 2025 and we are currently working on the required landscaping. We are going through the process with Travis County for the county’s acceptance of the roadway. As a result of the removal of Holden Hills Phase 1 from Austin’s extraterritorial jurisdiction (ETJ) pursuant to Texas Senate Bill 2038 (the ETJ Law), as described below, our development plans for portions of Holden Hills Phase 1 are being adjusted to benefit from the new regulatory scheme. We anticipate being in a position to start building homes and/or selling home sites in late 2025, assuming regulators timely fulfill their permit processing obligations and there are no further changes in the regulatory environment. For additional discussion, refer to Items 1. and 2. “Business and Properties” in our 2024 Form 10-K.

Further, we entered into a development agreement with the Holden Hills Phase 1 partnership (Development Agreement) pursuant to which, as part of the road and utility infrastructure, the Holden Hills Phase 1 partnership has constructed certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land from its previous terminus to Southwest Parkway (the Tecoma Improvements). As of June 30, 2025, our share of the estimated costs to complete the Tecoma Improvements, primarily the required landscaping, is $1.0 million.

We capitalize infrastructure costs and may be eligible to receive Travis County municipal utility district (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Portions of the costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements totaling approximately $9.7 million and $6.9 million, respectively, are expected to be eligible to be reimbursed in the future by MUDs. All MUD reimbursements that the Holden Hills Phase 1 partnership receives and is entitled to retain at the partnership level must be applied as payments of principal on the Holden Hills Phase 1 construction loan. The Holden Hills Phase 1 partnership has agreed to deliver to Stratus 60 percent of any MUD reimbursements for Tecoma Improvement costs when such reimbursements are received by the partnership. The amount and timing of MUD reimbursements depends upon each MUD having a sufficient tax base within its district to issue bonds, obtaining the necessary state approval for the sale of the bonds and the successful sale of the bonds, among other things. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain. MUD reimbursements received for infrastructure costs are recorded as reductions of the related asset’s carrying amount.

Holden Hills Phase 2. Our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community, Holden Hills Phase 2, is adjacent to Holden Hills Phase 1. We are planning both Holden Hills Phase 1 and Holden Hills Phase 2 as one interconnected development branded as Holden Hills. Holden Hills Phase 2 is being designed as a mixed-use project, including a range of commercial and extensive residential uses, surrounded by extensive outdoor recreational and greenspace amenities. We have removed the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and are adjusting our development plans to benefit from the new regulatory scheme, which is expected to result in a significant increase in development density as compared to our prior plans.

We entered into a limited partnership agreement with a third-party equity investor in June 2025 (the Holden Hills Phase 2 partnership) for the development of Holden Hills Phase 2 (Holden Hills Phase 2 project). We contributed to the Holden Hills Phase 2 partnership the Holden Hills Phase 2 land and related personal property at an agreed value of approximately $95.7 million, and our 50.0 percent partner contributed $47.8 million in cash. Immediately thereafter, the Holden Hills Phase 2 partnership distributed $47.8 million of cash to us. We consolidate the Holden Hills Phase 2 partnership; therefore, our contribution of the Holden Hills Phase 2 land and related personal property was recorded at historical cost and the contribution from our partner was accounted for as a noncontrolling interest contribution. The initial purposes of the Holden Hills Phase 2 partnership do not include the development or construction of horizontal or vertical improvements (each, a future project) and the commencement of any future project will require the approval of all partners.

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 project, which is expected to be sized as needed for future operating costs. The Holden Hills Phase 2 partnership intends to use the facility to reimburse Stratus for the initial project costs of approximately $0.8 million, fund the approved operating budget for 2025 and fund future partnership activities approved by the partners. Refer to Note 2 for further discussion.

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

The Saint George
The Saint George is a 316-unit luxury wrap-style, multi-family project in north-central Austin. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for this project and began construction in third-quarter 2022. The first units were available for occupancy in April 2025 and the project was completed in second-quarter 2025. As of August 8, 2025, we had signed leases for approximately 26 percent of the units.

In April 2025, a water leak occurred at The Saint George multi-family project when construction was nearing completion and initial resident move-ins were occurring, resulting in damage that cost $1.9 million to remediate and repair. The event was filed as a builder’s risk insurance claim. Remediation and repairs were completed in second-quarter 2025. Costs of the remediation and repairs to The Saint George Apartments, L.P., to the extent not covered by the insurance company and the general contractor, are currently estimated to be no more than $1.0 million.

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

Magnolia Place
In first-quarter 2024, we completed the sale of 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million was repaid. Following the sale, we retained our potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of costs potentially reimbursable in the future by the Magnolia MUD.

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

Stabilized Retail Projects
As of June 30, 2025, we also owned and operated the following stabilized retail projects that we developed:
•Jones Crossing is part of our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of June 30, 2025, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease. The Jones Crossing site has additional commercial development potential of approximately 104,750 square feet of commercial space on approximately 22 undeveloped acres.
•Lantana Place is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of June 30, 2025, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021.
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store. As of June 30, 2025, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

In second-quarter 2025, we completed the sale of the West Killeen Market retail project for $13.3 million, generating pre-tax net cash proceeds of approximately $7.8 million, after transaction expenses and payment of the remaining $5.2 million project loan, and a pre-tax gain of approximately $5.0 million.

Potential Development Projects and Pipeline

In 2022, we entered into a lease agreement for land in Austin, Texas for a potential development project. The lease is subject to a review period during which the lease may be terminated by us. The review period, as previously extended, will expire on September 1, 2025. We intend to request modifications of the lease terms and/or an extension of the review period from the lessor prior to that date. If we decide to terminate the lease on or before expiration of the review period, we expect to record a charge in third-quarter 2025 of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project and fees paid to the lessor to extend the review period.

Our development plans for The Annie B, The Saint Julia and multi-family projects at Lakeway and College Station will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we may also receive development management fees and asset management fees and potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. We are working to establish a credit facility to fund initial project costs and future partnership activities for Holden Hills Phase 2 and anticipate seeking additional debt to finance the future development in Holden Hills Phase 1. We are also pursuing other development projects. These potential development projects and projects in our portfolio could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Market Conditions

Our industry has been experiencing construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightening bank credit. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined but has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. As inflation began to decline, the Federal Reserve began to focus on improving the labor market and price stability. Between September 2024 and December 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points on a cumulative basis. Elevated inflation and interest rates increase our costs of materials, services, labor and capital. Changing U.S. tariffs and trade policies commencing in the first six months of 2025 present additional risks to our business. Refer to Part II, Item 1A. “Risk Factors” herein.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating (loss) income:
Real Estate Operations [a]	$(3,536)	$(839)	$(5,038)	$5,962
Leasing Operations [b]	6,334	1,761	8,292	3,110
General and administrative expenses [c]	(3,557)	(3,842)	(7,608)	(8,307)
Operating (loss) income	(759)	(2,920)	(4,354)	765
Net (loss) income	(2,295)	(2,778)	(6,052)	919
Net income (loss) attributable to common stockholders	$260	$(1,725)	$(2,615)	$2,827
a.Includes sales commissions and other revenues together with related expenses. The three- and six-month periods ended June 30, 2025 include a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by us for a share of historical costs incurred to develop the land.
b.Second-quarter 2025 includes an approximately $5.0 million pre-tax gain on the sale of the West Killeen Market retail project and the six months ended June 30, 2025 also includes a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway in first-quarter 2025. Refer to Note 4 for further discussion.
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

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Developed property sales	$6,760	$3,625	$6,760	$11,248
Undeveloped property sales	—	—	—	14,500
Commissions and other	38	4	63	4
Total revenues	6,798	3,629	6,823	25,752
Segment expenses:
Cost of real estate sold	(6,244)	(3,173)	(6,244)	(17,122)
Property taxes and insurance	(385)	(307)	(742)	(622)
Lease expense	(285)	(285)	(570)	(570)
Professional fees	(806)	(362)	(1,169)	(628)
Allocated overhead costs	(1,261)	(252)	(1,546)	(501)
Other segment items	(1,304)	(45)	(1,494)	(259)
Depreciation and amortization	(49)	(44)	(96)	(88)
Operating (loss) income	$(3,536)	$(839)	$(5,038)	$5,962

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2025			2024
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	2	$6,760	$3,122	1	$3,625	$3,618
Total Residential	2	$6,760		1	$3,625

	Six Months Ended June 30,
	2025			2024
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	2	$6,760	$3,122	3	$11,248	$3,143
Total Residential	2	$6,760		3	$11,248

The increase in revenues from developed property sales for second-quarter 2025, compared to second-quarter 2024, reflects the sales of two Amarra Villas homes in second-quarter 2025 for a total of $6.8 million compared to the sale of one Amarra Villas home in second-quarter 2024 for $3.6 million. The decrease in revenues for the first six months of 2025 compared to the first six months of 2024, reflects the sales of two Amarra Villas homes for $6.8 million in the 2025 period compared to the sales of three Amarra Villas homes for $11.2 million in the 2024 period.

Undeveloped Property Sales. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land at Magnolia Place that was planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million.

Real Estate Operations Expenses. Real Estate Operations expenses include cost of real estate sold, property taxes and insurance, lease expense, professional fees, allocated overhead costs, other segment items and depreciation and amortization. Other segment items primarily include advertising, property owner association fees, maintenance and utilities. In second-quarter 2025, we recorded a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by us for a share of historical costs incurred to develop the land.

Cost of real estate sold is directly related to property sales. Cost of real estate sold increased $3.1 million in second-quarter 2025, compared to second-quarter 2024, primarily due to the sales of two Amarra Villas homes in second-quarter 2025 compared to the sale of one Amarra Villas home in second-quarter 2024. Cost of real estate sold decreased $10.9 million in the first six months of 2025, compared to the first six months of 2024, primarily due to the sales of two Amarra Villas homes in the 2025 period compared to the sale of undeveloped property at Magnolia Place and the sales of three Amarra Villas homes in the 2024 period.

Professional fees and allocated overhead costs both increased in the 2025 periods compared to the 2024 periods, primarily related to the impact of the formation of the Holden Hills Phase 2 partnership in 2025.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Rental revenue	$4,807	$4,861	$9,825	$9,245
Expenses:
Property taxes and insurance	(923)	(775)	(1,730)	(1,499)
Maintenance and repairs	(497)	(492)	(1,006)	(854)
Property management fees and payroll	(289)	(209)	(574)	(413)
Utilities	(184)	(22)	(224)	(182)
Other segment items	(253)	(244)	(525)	(472)
Depreciation	(1,327)	(1,358)	(2,674)	(2,715)
Gain on sale of assets	5,000	—	5,200	—
Operating income	$6,334	$1,761	$8,292	$3,110

Rental Revenue. For the 2025 periods, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail and West Killeen Market and our multi-family properties, The Saint June and The Saint George. In second-quarter 2025, we sold West Killeen Market. For the 2024 periods, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail, West Killeen Market and Magnolia Place – Retail and our multi-family property, The Saint June. In third-quarter 2024, we sold Magnolia Place – Retail. The increase in rental revenue in the first six months of 2025, compared with the first six months of 2024, primarily reflects revenue from The Saint June, which was in the process of leasing up in the first six months of 2024, partially offset by a decrease in revenue resulting from the sales of Magnolia Place – Retail, which was sold in third-quarter 2024, and West Killeen Market, which was sold in second-quarter 2025.

Leasing Operations Expenses. Leasing Operations expenses include property taxes and insurance, maintenance and repairs, property management fees and payroll, utilities, other segment items and depreciation. Other segment items primarily includes amortization of leasing costs, property owner association fees, professional and consulting fees, and office and computer equipment.

Gain on Sale of Assets. In second-quarter 2025, we closed on the sale of the West Killeen Market project for $13.3 million. The sale generated a pre-tax gain of approximately $5.0 million. The six months ended June 30, 2025 also includes a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway in first-quarter 2025. Refer to Note 4 for further discussion.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $3.9 million in second-quarter 2025 and $7.6 million for the first six months of 2025, compared with $3.9 million in second-quarter 2024 and $7.9 million for the first six months of 2024. As of June 30, 2025, all of our debt was variable-rate debt, and for all of such debt, the interest rates have decreased over the past year primarily from amending or refinancing loans with lower rates over the last nine months as well as overall interest rates declining.

Capitalized interest totaled $3.6 million in second-quarter 2025 and $7.4 million for the first six months of 2025. All of our interest costs were capitalized for first-quarter 2025 and both 2024 periods. Capitalized interest is primarily related to development activities at our Barton Creek properties (primarily Holden Hills Phases 1 and 2) and The Saint George for the 2025 periods. Capitalized interest was primarily related to development activities at our Barton Creek properties (primarily Holden Hills Phases 1 and 2 and The Saint June) and The Saint George for the 2024 periods.

Other (Loss) Income, Net. Other (loss) income, net in both 2025 periods includes a $1.0 million charge to record the estimated cost to The Saint George Apartments, L.P., of the repair of the damage caused by a water leak in second-quarter 2025.

Provision for Income Taxes. We recorded a provision for income taxes of $457 thousand in second-quarter 2025 and $487 thousand for the first six months of 2025, compared to a provision of $44 thousand in second-quarter 2024 and $146 thousand for the first six months of 2024. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of losses totaled $2.6 million in second-quarter 2025 and $3.4 million for the first six months of 2025, compared to $1.1 million in second-quarter 2024 and $1.9 million for the first six months of 2024. The increases in both periods were primarily due to the initial operating expenses for The Saint George Apartments, L.P., which was completed in second-quarter 2025.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Six Months Ended June 30, 2025 and 2024
Operating Activities. Cash used in operating activities totaled $15.2 million for the first six months of 2025, compared with $1.7 million for the first six months of 2024. Expenditures for purchases and development of real estate properties totaled $14.4 million for the first six months of 2025, primarily related to development of Holden Hills Phase 1, and $16.3 million for the first six months of 2024, primarily related to development of Amarra Villas and Holden Hills Phase 1.

Investing Activities. Cash provided by (used in) investing activities totaled $5.8 million for the first six months of 2025 and $(16.5) million for the first six months of 2024. The first six months of 2025 includes proceeds after transaction costs from the sale of West Killeen Market of $13.0 million. Also, during the first six months of 2025, our investing cash flows included Barton Creek MUD reimbursements of infrastructure costs incurred for development of The Saint June. Capital expenditures totaled $7.2 million for the first six months of 2025, primarily for The Saint George, and $16.1 million for the first six months of 2024, primarily for The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail.

Financing Activities. Cash provided by (used in) financing activities totaled $48.6 million for the first six months of 2025 and $(0.2) million for the first six months of 2024. During the first six months of 2025, we borrowed and repaid $4.0 million on the Comerica Bank revolving credit facility. During the first six months of 2024, we had no borrowings or repayments on the Comerica Bank revolving credit facility. During the first six months of 2025, net borrowings on other project and term loans totaled $4.0 million, primarily reflecting borrowings from The Saint George and Holden Hills Phase 1 construction loans and the refinancing of the Lantana Place construction loan and the Jones Crossing loan, partially offset by the payoff of the West Killeen construction loan and the Amarra Villas credit facility and paydowns on The Annie B land loan. During the first six months of 2024, net repayments on other project and term loans totaled $0.5 million, primarily reflecting borrowings on The Saint George and Holden Hills Phase 1 construction loans and the Amarra Villas credit facility partially offset by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and the Annie B land loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2025.

During the first six months of 2025, we received a contribution of $47.8 million from a noncontrolling interest holder related to the Holden Hills Phase 2 partnership. Also, during the first six months of 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds, we paid distributions of $856 thousand to noncontrolling interest holders.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. During the first six months of 2025, $0.2 million of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $28 thousand of dividends accrued for unvested RSUs presented in accrued liabilities as of June 30, 2025. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of our common stock. In June 2025, with written consent from Comerica Bank, our Board approved an increase in the share repurchase program from up to $5.0 million to up to $25.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. In the first six months of 2025, we acquired 26,819 shares of our common stock for a total cost of $0.5 million at an average price of $19.59 per share. As of August 8, 2025, we have acquired 135,620 shares of our common stock for a total cost of $3.0 million at an average price of $22.13 per share, and $22.0 million remains available for repurchases under the program.

Revolving Credit Facility and Other Financing Arrangements
As of June 30, 2025, we had $59.4 million in cash and cash equivalents and restricted cash of $1.0 million, and no amount was borrowed under our revolving credit facility. Of the $59.4 million in consolidated cash and cash equivalents at June 30, 2025, $2.4 million held at certain consolidated subsidiaries was subject to restrictions on distribution to the parent company pursuant to project loan agreements. In the second quarters of 2025 and 2024, development and asset management fees of $242 thousand and $443 thousand, respectively, were paid by the limited partnerships to Stratus. In the first six months of 2025 and 2024, development and asset fees of $541 thousand and $1.0 million, respectively, were paid by the limited partnerships to Stratus. The payments of these intercompany fees resulted in increases in cash available to the parent company, and the income to Stratus and cost to the partnerships have been eliminated in the consolidated financial statements.

As of June 30, 2025, we had total debt of $201.3 million based on the principal amounts outstanding compared with $196.7 million at December 31, 2024. As of June 30, 2025, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $29.3 million, resulting in availability of $17.7 million, net of letters of credit totaling $11.6 million issued under the revolving credit facility. In June 2025, the Holden Hills Phase 2 property was removed from the borrowing base for the revolving credit facility in anticipation of a potential separate revolving credit facility for the property, and the maximum amount that could be borrowed was reduced. Also, in June 2025, after the Amarra Villas credit facility was fully repaid and terminated, the remaining three Amarra Villas homes were added to the borrowing base for the Comerica Bank revolving credit facility. The net effect of these changes was a decrease of $24.8 million to the maximum amount that could be borrowed. Letters of credit have been issued under the revolving credit facility, $9.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of June 30, 2025.

We have made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2024, we made an operating loan of $2.4 million. In first-quarter 2025, we made an operating loan of $1.5 million. No loans were made in second-quarter 2024 or 2025. As of June 30, 2025, our operating loans outstanding to Stratus Block 150, L.P. totaled $7.2 million.

Stratus and the Class B limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount anticipated because of interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In first-quarter 2024, Stratus made an operating loan of $339 thousand, and the Class B limited partner made an operating loan of $339 thousand. In second-quarter 2024, Stratus made an operating loan of $85 thousand, and the Class B limited partner made an operating loan of $165 thousand. No loans were made in the first six months of 2025. As of June 30, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

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

In July 2025, The Annie B land loan was modified to extend the maturity date to September 1, 2027. Monthly principal payments of $49,875 in addition to interest will be required during the extended term.

During the first six months of 2025, we increased borrowings under The Saint George and Holden Hills Phase 1 construction loans. We also increased the principal amounts outstanding in connection with refinancing the Lantana Place construction loan and the Jones Crossing loan. We paid off the Amarra Villas credit facility and the West Killeen construction loan and paid down The Annie B land loan. Refer to Note 6 for further discussion.

Most of our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2024 Form 10-K for a discussion of the financial covenants in our debt agreements. As of June 30, 2025, we were in compliance with all of our financial covenants.

Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements, contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equity holders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank revolving credit facility, The Annie B land loan, and The Saint George and the Holden Hills Phase 1 construction loans require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with our current $25.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our

Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project level financing. In anticipation of a separate revolving credit facility for the Holden Hills Phase 2 project, Comerica Bank released the Holden Hills Phase 2 property from the collateral pool for the Comerica Bank revolving credit facility. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of June 30, 2025, we, as the parent company, guaranteed the payment of all of the project loans, except for the Kingwood Place, Jones Crossing and Lantana Place loans. Our guarantees of the Kingwood Place, Jones Crossing and Lantana Place loans are generally limited to non-recourse carve-out obligations. Our payment guarantee on The Saint June construction loan is limited to 50.0 percent and on The Saint George construction loan is limited to 25.0 percent, in each case until certain conditions are met. Refer to Note 6 to our consolidated financial statements in our 2024 Form 10-K for additional discussion.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Kingwood Place loan	—	—	33,000	—	—	—	33,000
Lantana Place loan	—	293	365	385	28,757	—	29,800
Jones Crossing loan	—	—	—	24,000		—	24,000
The Annie B land loan [a]	11,970	—	—	—	—	—	11,970
Construction loans:
The Saint George	—	51,885	—	—	—	—	51,885
The Saint June [b]	31,961	—	—	—	—	—	31,961
Holden Hills Phase 1	—	18,716	—	—	—	—	18,716
Total	$43,931	$70,894	$33,365	$24,385	$28,757	$—	$201,332
a.The maturity date was September 1, 2025. In July 2025, The Annie B land loan was modified to extend the maturity date to September 1, 2027.
b.Includes operating loans from our third-party partner of $493 thousand. The maturity date of The Saint June construction loan is October 2, 2025. We have the option to extend the maturity for an additional 12-month term. We are currently evaluating options to refinance the loan and expect to extend or refinance the loan on or before the maturity date.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Comerica Bank revolving credit facility [a]	7.42%	—%	7.43%	—%
Kingwood Place loan	6.12	8.18	6.12	8.19
Lantana Place loan	6.67	7.73	6.69	7.73
Jones Crossing loan	6.27	7.69	6.27	7.69
The Annie B land loan	7.42	8.42	7.44	8.41
Construction loans:
The Saint George	6.77	7.70	6.78	7.72
The Saint June	6.67	8.17	6.70	8.18
Holden Hills Phase 1	7.42	8.36	7.44	8.37
West Killeen Market [b]	—	8.07	—	8.08
Amarra Villas credit facility [c]	—	8.36	—	8.38
a.In second-quarter 2025, we repaid the amount outstanding on the revolving credit facility. We did not have an outstanding balance during second-quarter 2024 or the first six months of 2024.
b.In May 2025, we repaid this loan in connection with the sale of the property.
c.In June 2025, this credit facility was terminated after the outstanding balance was repaid.

Liquidity Outlook
We had firm commitments totaling approximately $5.8 million at June 30, 2025 primarily related to construction of Holden Hills Phase 1. Except as noted below, we have construction loans, as well as remaining equity capital, to fund these projected cash outlays for these projects over the next 12 months following this filing. We expect to make a capital contribution to The Saint George partnership of $430 thousand representing our 10 percent equity share of debt service and project costs needed by the partnership, including potential costs of water leak damage remediation and repairs as described in “Recent Development Activities.” With respect to Holden Hills Phase 1, we have agreed to reimburse the Holden Hills Phase 1 partnership for 60 percent of the costs of the Tecoma Improvements. As of June 30, 2025, our share of the estimated remaining costs totaled $1.0 million. Also, we anticipate making future operating loans to Stratus Block 150, L.P. totaling up to $2.8 million over the next 12 months to enable the partnership to pay debt service and project costs. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent, would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (Jones Crossing – Retail, Lantana Place – Retail, Kingwood Place and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. We expect to sell additional Amarra Villas homes and may sell other properties. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we had cash and cash equivalents of $59.4 million at June 30, 2025 and availability under our revolving credit facility (which matures on March 27, 2027) of approximately $17.7 million, net of letters of credit, which is expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities of, or to refinance, our outstanding debt that matures in the next 12 months. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main sources of revenue and cash flow are expected to be sales of our properties to third parties, debt financings or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2024 Form 10-K and Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” herein for further discussion.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to inflation, interest rates, tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans or capital contributions to our joint ventures, potential costs for which The Saint George Apartments, L.P. may be responsible for the remediation and repair of damage caused by the water leak at The Saint George, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, including projected costs and estimated times to complete construction, plans to sell, recapitalize or refinance properties and estimated timing for closing properties under contract, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, a potential $2.8 million charge in third-quarter 2025 relating to a lease for a development project that we may terminate, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent, which we obtained in connection with our current $25.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock outside of the approved share repurchase program is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, elevated inflation and interest rates, the effect of changes in tariffs and trade policies, including threatened tariffs, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, the outcome of our analysis and discussions with the insurance company and general contractor regarding responsibility for payment of costs to remediate and repair the damage caused by the water leak at The Saint George, the outcome of our request for modifications of the lease terms and/or an extension of the review period for the lease for a development project that we may terminate, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K, filed with the SEC, and Part II, Item 1A. “Risk Factors” of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended June 30, 2025.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended June 30, 2025, and the approximate dollar value of shares remaining available for purchase pursuant to our $25.0 million share repurchase program as of June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
April 1, 2025 through April 30, 2025	—	$—	—	$3,000,635
May 1, 2025 through May 31, 2025	—	$—	—	$3,000,635
June 1, 2025 through June 30, 2025	6,125	$18.94	6,125	$22,884,598
Total	6,125	$18.94	6,125	$22,884,598
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. On June 13, 2025, we announced that our Board approved an increase in the share repurchase program from $5.0 million to up to $25.0 million. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through August 8, 2025, we acquired 135,620 shares of our common stock for a total cost of $3.0 million at an average price of $22.13 per share, and $22.0 million remains available for repurchases under the program.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1†	Limited Partnership Agreement of Holden Hills Phase 2, L.P. entered into by and among Holden Hills Phase 2 GP, L.L.C., Stratus Properties Operating Co., L.P., and SWPD Investments, LLC.	X

10.2	First Amendment to Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X
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

Date: August 12, 2025
S-1