Form 10-Q
period 2025-09-30
STRATUS PROPERTIES INC
filed 2025-11-12
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On November 7, 2025, there were 7,994,746 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$55,040	$20,178
Restricted cash	483	976
Real estate held for sale	11,584	11,211
Real estate under development	182,775	274,105
Land available for development	76,281	65,009
Real estate held for investment, net	226,776	136,252
Lease right-of-use assets	9,537	10,088
Deferred tax assets	153	153
Other assets	9,933	14,634
Total assets	$572,562	$532,606

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,480	$10,061
Accrued liabilities, including taxes	6,657	7,291
Debt	203,898	194,853
Lease liabilities	15,219	15,436
Deferred gain	1,087	1,810
Other liabilities	5,135	5,588
Total liabilities	240,476	235,039

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	98	97
Capital in excess of par value of common stock	201,959	200,972
Retained earnings	21,008	28,601
Common stock held in treasury	(37,274)	(34,965)
Total stockholders’ equity	185,791	194,705
Noncontrolling interests in subsidiaries	146,295	102,862
Total equity	332,086	297,567
Total liabilities and equity	$572,562	$532,606

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Real estate operations	$45	$3,971	$6,868	$29,723
Leasing operations	4,924	4,920	14,749	14,165
Total revenues	4,969	8,891	21,617	43,888
Cost of sales:
Real estate operations	4,541	5,344	16,306	25,046
Leasing operations	2,583	1,964	6,642	5,384
Depreciation and amortization	2,072	1,365	4,842	4,168
Total cost of sales	9,196	8,673	27,790	34,598
General and administrative expenses	3,866	3,363	11,474	11,670
Gain on sale of assets	—	(1,626)	(5,200)	(1,626)
Total	13,062	10,410	34,064	44,642
Operating loss	(8,093)	(1,519)	(12,447)	(754)
Interest expense, net	(749)	—	(1,026)	—
Loss on interest rate cap agreements	(1)	—	(23)	—
Loss on extinguishment of debt	(33)	—	(216)	(59)
Other income (loss), net	548	163	(181)	522
Loss before income taxes	(8,328)	(1,356)	(13,893)	(291)
Benefit from (provision for) income taxes	321	(58)	(166)	(204)
Net loss and total comprehensive loss	(8,007)	(1,414)	(14,059)	(495)
Total comprehensive loss attributable to noncontrolling interests	3,029	1,050	6,466	2,958
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(4,978)	$(364)	$(7,593)	$2,463

Basic net (loss) income per share attributable to common stockholders	$(0.62)	$(0.05)	$(0.94)	$0.31

Diluted net (loss) income per share attributable to common stockholders	$(0.62)	$(0.05)	$(0.94)	$0.30

Weighted-average shares of common stock outstanding:
Basic	8,033	8,080	8,051	8,059
Diluted	8,033	8,080	8,051	8,186
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(14,059)	$(495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,842	4,168
Cost of real estate sold	5,790	19,115
Loss on interest rate cap agreements	23	—
Loss on extinguishment of debt	216	59
Stock-based compensation	970	1,314
Debt issuance cost amortization	1,065	1,028
Gain on sale of assets	(5,200)	(1,626)
Purchases and development of real estate properties	(20,543)	(22,925)
Write-off capitalized project costs	2,869	721
Decrease in other assets	2,220	233
Decrease in accounts payable, accrued liabilities and other	(2,333)	(3,994)
Net cash used in operating activities	(24,140)	(2,402)

Cash flow from investing activities:
Capital expenditures	(8,075)	(22,962)
Proceeds from sale of assets, net of selling costs	12,979	8,586
Municipal utility district (MUD) reimbursements	409	—
Payments on master lease obligations	(668)	(649)
Net cash provided by (used in) investing activities	4,645	(15,025)

Cash flow from financing activities:
Borrowings from credit facility	4,000	—
Payments on credit facility	(4,000)	—
Borrowings from project and term loans	64,084	27,672
Payments on project and term loans	(56,075)	(25,058)
Payment of dividends	(246)	(356)
Finance lease principal payments	(13)	(12)
Stock-based awards net payments	(336)	(376)
Noncontrolling interest distributions	(856)	—
Noncontrolling interest contributions	50,755	3,600
Purchases of treasury stock	(1,973)	—
Financing costs	(1,476)	(139)
Net cash provided by financing activities	53,864	5,331
Net increase (decrease) in cash, cash equivalents and restricted cash	34,369	(12,096)
Cash, cash equivalents and restricted cash at beginning of year	21,154	32,432
Cash, cash equivalents and restricted cash at end of period	$55,523	$20,336
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2024	9,685	$97	$200,972	$28,601	1,662	$(34,965)	$194,705	$102,862	$297,567
Vested stock-based awards	88	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	369	—	—	—	369	—	369
Tender of shares for stock-based awards	—	—	—	—	17	(336)	(336)	—	(336)
Common stock repurchases	—	—	—	—	21	(410)	(410)	—	(410)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(856)	(856)
Total comprehensive loss	—	—	—	(2,875)	—	—	(2,875)	(882)	(3,757)
Balance at March 31, 2025	9,773	98	201,346	25,726	1,700	(35,711)	191,459	101,124	292,583
Vested stock-based awards	16	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	299	—	—	—	299	—	299
Common stock repurchases	—	—	—	—	6	(116)	(116)	—	(116)
Noncontrolling interest contributions	—	—	—	—	—	—	—	47,847	47,847
Total comprehensive income (loss)	—	—	—	260	—	—	260	(2,555)	(2,295)
Balance at June 30, 2025	9,789	98	201,651	25,986	1,706	(35,827)	191,908	146,416	338,324
Vested stock-based awards	3	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	302	—	—	—	302	—	302
Common stock repurchases	—	—	—	—	74	(1,447)	(1,447)	—	(1,447)
Noncontrolling interest contributions	—	—	—	—	—	—	—	2,908	2,908
Total comprehensive loss	—	—	—	(4,978)	—	—	(4,978)	(3,029)	(8,007)
Balance at September 30, 2025	9,792	$98	$201,959	$21,008	1,780	$(37,274)	$185,791	$146,295	$332,086

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Vested stock-based awards	78	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	442	—	—	—	442	—	442
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Common stock repurchases	—	—	—	—	—	(22)	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	4,552	—	—	4,552	(855)	3,697
Balance at March 31, 2024	9,664	97	199,674	31,197	1,599	(33,395)	197,573	102,271	299,844
Vested stock-based awards	12	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	434	—	—	—	434	—	434
Total comprehensive loss	—	—	—	(1,725)	—	—	(1,725)	(1,053)	(2,778)
Balance at June 30, 2024	9,676	97	200,114	29,472	1,599	(33,395)	196,288	101,218	297,506
Vested stock-based awards	9	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	437	—	—	—	437	—	437
Noncontrolling interest contributions	—	—	—	—	—	—	—	3,600	3,600
Total comprehensive loss	—	—	—	(364)	—	—	(364)	(1,050)	(1,414)
Balance at September 30, 2024	9,685	$97	$200,557	$29,108	1,599	$(33,395)	$196,367	$103,768	$300,135

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

2.    EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the periods. A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss and total comprehensive loss	$(8,007)	$(1,414)	$(14,059)	$(495)
Total comprehensive loss attributable to noncontrolling interests	3,029	1,050	6,466	2,958
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(4,978)	$(364)	$(7,593)	$2,463

Basic weighted-average shares of common stock outstanding	8,033	8,080	8,051	8,059
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	—	—	127
Diluted weighted-average shares of common stock outstanding	8,033	8,080	8,051	8,186

Basic net (loss) income per share attributable to common stockholders	$(0.62)	$(0.05)	$(0.94)	$0.31

Diluted net (loss) income per share attributable to common stockholders	$(0.62)	$(0.05)	$(0.94)	$0.30
a.Excludes 159 thousand shares for third-quarter 2025 of common stock associated with RSUs that were anti-dilutive as a result of a net loss. Excludes 185 thousand shares for third-quarter 2024 of common stock associated with RSUs that were anti-dilutive as a result of a net loss. Excludes 157 thousand shares for the first nine months of 2025 of common stock associated with RSUs that were anti-dilutive as a result of a net loss. Excludes 17 thousand shares for the first nine months of 2024 of common stock associated with RSUs that were anti-dilutive.

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

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 Project, which is expected to be sized as needed for future operating costs. The Holden Hills Phase 2 partnership intends to use the facility to reimburse the Class A limited partner for approximately $1.6 million of project costs, including certain initial project costs as described above, fund the approved operating budget for 2025 and fund future partnership activities, as approved by the partners.

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

Amendment to The Saint June, L.P. Partnership Agreement. In third-quarter 2025, the parties to The Saint June, L.P. partnership agreement entered into an amendment to allow for up to $3.0 million of distributions to the partners between September 1, 2025 through September 30, 2027 prior to the partnership’s repayment of the operating loans discussed below.

Operating Loans, Advances and Capital Contributions to Partnerships; Distributions from Partnerships. Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2024, Stratus made an operating loan of $2.4 million. In third-quarter 2024, Stratus made an operating loan of $1.1 million. In first-quarter 2025, Stratus made an operating loan of $1.5 million. In third-quarter 2025, Stratus made an operating loan of $1.1 million. As of September 30, 2025, Stratus’ operating loans outstanding to Stratus Block 150, L.P. totaled $8.3 million.

Stratus and the Class B limited partner in The Saint June partnership have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount anticipated because of prior interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In third-quarter 2025, The Saint June partnership was amended to allow for up to $3.0 million of distributions to the partners prior to the repayment of the operating loans. In first-quarter 2024, Stratus made an operating loan of $339 thousand, and the Class B limited partner made an operating loan of $339 thousand to The Saint June, L.P. In second-quarter 2024, Stratus made an operating loan of $85 thousand, and the Class B limited partner made an operating loan of $165 thousand to The Saint June, L.P. No loans were made in third-quarter 2024 or the first nine months of 2025. As of September 30, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

In third-quarter 2025, Stratus contributed additional capital of $323 thousand in cash to The Saint George Apartments, L.P., representing its 10 percent equity share, and the Class B Limited Partner contributed additional capital of $2.9 million in cash to The Saint George Apartments, L.P. to support the partnership’s ability to pay debt service and project costs, including costs related to damage remediation and repairs for a water leak that occurred in April 2025. In third-quarter 2024, Stratus contributed additional capital of $400 thousand in cash to The Saint George Apartments, L.P., representing its 10 percent equity share, and the Class B Limited Partner contributed additional capital of $3.6 million in cash to The Saint George Apartments, L.P. to support the partnership’s ability to pay its construction loan interest.

As of September 30, 2025, Stratus has advanced $1.3 million to Holden Hills, L.P. to fund costs not included in the original project budget. The partnership is in discussions to modify the construction loan to increase the loan commitment amount and then expects to use these funds to reimburse Stratus, as approved by the partners. As described above, as of September 30, 2025, Stratus has advanced approximately $1.6 million to the Holden Hills Phase 2 partnership to fund certain project costs.

In October 2025, The Saint June, L.P. made distributions of approximately $435 thousand and $225 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

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

As of September 30, 2025, cash and cash equivalents totaling $3.8 million held at certain of these limited partnerships are subject to restrictions on distribution to Stratus pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships, net of intercompany balances (including the operating loans made by Stratus), which are eliminated (in thousands):

	September 30, 2025	December 31, 2024
Assets: [a]
Cash and cash equivalents	$8,468	$11,096
Restricted cash	307	572
Real estate under development	142,566	143,743
Land available for development	36,820	36,509
Real estate held for investment	181,463	81,477
Lease right-of-use assets	—	148
Other assets	2,941	3,211
Total assets	372,565	276,756
Liabilities: [b]
Accounts payable	6,313	7,399
Accrued liabilities, including taxes	3,916	3,327
Debt	150,823	140,090
Lease liabilities	—	148
Other liabilities	452	469
Total liabilities	161,504	151,433
Net assets	$211,061	$125,323
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

4.    ASSET SALES
The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to a Pad Sites Master Lease entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2024 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” In first-quarter 2025, one of the pad sites subject to the master lease was sub-leased and resulted in recognition of a portion of the previously deferred gain of $200 thousand due to the expected savings in the master lease rent over the remaining term. The remaining deferred gain representing the related contract liability is presented in the consolidated balance sheets in the amount of $1.1 million at September 30, 2025 and $1.8 million at December 31, 2024. The reduction in the deferred gain balance also reflects Pad Sites Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Sites Master Lease payments.

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

Amarra Villas. In second-quarter 2025, Stratus sold two Amarra Villas homes for a total of $6.8 million. In connection with these sales, the Amarra Villas credit facility, which had a balance of $1.7 million, was repaid. In October 2025, Stratus sold one Amarra Villas home for $3.7 million. In third-quarter 2024, Stratus sold one Amarra Villas home for $4.0 million. In second-quarter 2024, Stratus sold one Amarra Villas home for $3.6 million. In first-quarter 2024, Stratus sold two Amarra Villas homes for a total of $7.6 million.

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

A summary of the carrying amount and fair value of Stratus’ interest rate caps follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Interest rate caps	$—	$—	$19	$19

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

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	September 30, 2025	December 31, 2024
Comerica Bank revolving credit facility [a]	$—	$—
Kingwood Place loan	32,550	32,408
Lantana Place loan [b]	29,451	25,509
Jones Crossing loan [c]	23,624	22,428
The Annie B land loan [d]	11,876	12,568
Construction loans:
The Saint George	52,239	47,741
The Saint June [e]	33,178	32,109
Holden Hills Phase 1	20,980	15,265
West Killeen Market [f]	—	5,194
Amarra Villas credit facility [g]	—	1,631
Total debt [h]	$203,898	$194,853
a.In January, March and October 2025, the Comerica Bank revolving credit facility was amended, and in June 2025, the borrowing base was reduced pursuant to the terms of the loan agreement. See discussion below.
b.In January 2025, the Lantana Place construction loan was refinanced with a four-year term loan.
c.In March 2025, the Jones Crossing loan was refinanced with a three-year term loan.
d.In July 2025, The Annie B land loan was amended and the maturity date was extended to September 1, 2027.
e.In September 2025, The Saint June construction loan was amended and the maturity date was extended to October 2, 2027.
f.In May 2025, Stratus repaid this loan in connection with the sale of the project.
g.In June 2025, Stratus repaid this credit facility and the credit facility was terminated.
h.Includes net reductions for unamortized debt issuance costs of $1.8 million at September 30, 2025, and $1.8 million at December 31, 2024.

Comerica Bank revolving credit facility. As of September 30, 2025, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $29.1 million, resulting in availability of $17.5 million, net of $11.6 million of letters of credit. In June 2025, the Holden Hills Phase 2 property was removed from the borrowing base for the revolving credit facility, in anticipation of a potential separate revolving credit facility for the property, and the maximum amount that could be borrowed was reduced. Also, in June 2025, after the Amarra Villas credit facility was fully repaid and terminated, the remaining three Amarra Villas homes were added to the borrowing base for the Comerica Bank revolving credit facility. The net effect of these changes was a decrease of $24.8 million to the maximum amount that could be borrowed at that time. Letters of credit have been issued under the revolving credit facility, $9.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway.

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

In October 2025, Stratus entered into an amendment to its revolving credit facility that further reduced the maximum loan amount to the lesser of $35.0 million or the borrowing base limit, in order to reduce Stratus’ fees associated with the facility.

Kingwood Place loan. In first-quarter 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds, Stratus paid distributions of $856 thousand to noncontrolling interest holders.

Lantana Place loan. In January 2025, Lantana Place, L.L.C. entered into a loan with Broadway National Bank (the Lantana Place loan) to refinance the prior Lantana Place construction loan. The Lantana Place loan has a principal amount of $29.8 million and matures February 1, 2029, with an option to extend the maturity for an additional 12 months, subject to satisfying certain conditions. The Lantana Place loan bears interest at one-month Term SOFR plus 2.35 percent, with a floor of 0.00 percent. Payments of interest only on the Lantana Place loan are due monthly through January 31, 2026. Thereafter, principal and interest payments are due monthly based on a 30-year amortization with the remaining unpaid principal and interest due at maturity. The Lantana Place loan is secured by the Lantana Place – Retail project. Stratus has provided a guaranty limited to certain non-recourse carve-out obligations. The Lantana Place loan agreement contains a financial covenant that the Lantana Place project maintain a debt service coverage ratio of at least 1.30 to 1.00 measured by reference to a trailing 12-month period for each fiscal year beginning with the year ending December 31, 2025. After paying off the prior Lantana Place construction loan and paying property taxes and closing costs, Stratus received approximately $3.0 million in net cash proceeds. Refer to Note 10 for discussion of the pending sale of Lantana Place – Retail.

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

The Annie B land loan. In July 2025, The Annie B land loan was modified to extend the maturity date to September 1, 2027. Monthly principal payments of $49,875 in addition to interest are required during the extended term.

The Saint June construction loan. In September 2025, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2027; (ii) provide for advances of an additional $1.5 million, bringing the outstanding principal balance of the loan to $32.9 million with no funds remaining available for additional principal advances; (iii) decrease the interest rate applicable margin from 2.35 percent to 2.00 percent; (iv) eliminate the requirement to make monthly principal payments prior to maturity; and (v) add a new property-level minimum debt yield financial covenant, which replaced a property-level debt service coverage ratio. If the debt yield financial covenant is not met, the principal balance of the loan must be paid down in an amount sufficient to achieve the minimum debt yield. The amendments permit the partnership to distribute up to $1.5 million to the partners.

Accordingly, the loan bears interest at the one-month Term SOFR plus 2.00 percent, subject to a 3.50 percent floor. Payments of interest only on the Loan are due monthly with the outstanding principal due at maturity. After closing costs, the partnership used the remaining portion of the $1.3 million proceeds of the loan to establish reserves for partnership expenses and make cash distributions to the partners. In October 2025, The Saint June, L.P. made distributions of approximately $435 thousand and $225 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

Amarra Villas credit facility. In second-quarter 2025, Stratus made a $1.7 million principal payment on the Amarra Villas credit facility upon the closing of a sale of one of the Amarra Villas homes, which fully repaid the credit facility, and the credit facility was terminated.

West Killeen Market construction loan. In May 2025, this loan was repaid in full in connection with the sale of the West Killeen Market retail project.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2024 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.8 million in third-quarter 2025, $4.0 million in third-quarter 2024, $11.5 million for the first nine months of 2025 and $11.9 million for the first nine months of 2024. Stratus’ capitalized interest totaled $3.1 million in third-quarter 2025 and $10.4 million for the first nine months of 2025. All of Stratus’ interest costs were capitalized for both 2024 periods. Capitalized interest for the 2025 periods is primarily related to development activities at Holden Hills Phases 1 and 2. The first nine months of 2025 also included capitalized interest related to the development of The Saint George, before it was completed in second-quarter 2025. Capitalized interest for the 2024 periods was primarily related to development activities at Stratus’ Barton Creek properties (primarily Amarra Villas and Holden Hills Phases 1 and 2) and The Saint George.

Equity
The Comerica Bank revolving credit facility, The Annie B land loan, and The Saint George and Holden Hills Phase 1 construction loans require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Dividends. On September 1, 2022, with written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities included $18 thousand as of September 30, 2025, and $0.3 million as of December 31, 2024, representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs as the RSUs vest.

Share Repurchase Program. In November 2023, with written consent from Comerica Bank, Stratus’ Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of Stratus’ common stock. In June 2025, with written consent from Comerica Bank, Stratus’ Board approved an increase in the share repurchase program, authorizing repurchases of up to $25.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In the first nine months of 2025, Stratus acquired 100,967 shares of its common stock for a total cost of $2.0 million at an average price of $19.50 per share. Through November 7, 2025, Stratus has acquired 180,899 shares of its common stock for a total cost of $3.9 million at an average price of $21.59 per share, and $21.1 million remains available for repurchases under the program.

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

A summary of PPIP/LTIP costs follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Credited) charged to general and administrative expense	$(102)	$9	$(4)	$168
Capitalized (credited) to project development costs	(83)	(71)	(67)	42
Total PPIP/LTIP costs	$(185)	$(62)	$(71)	$210

At September 30, 2025, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and outstanding awards under the LTIP included The Saint George. The accrued liability for the PPIP and LTIP totaled $1.8 million at September 30, 2025, and $1.9 million at December 31, 2024 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2024 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both September 30, 2025 and December 31, 2024. Stratus has recorded a deferred tax asset totaling $153 thousand at both September 30, 2025 and December 31, 2024 related to state income taxes.

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

During 2025, Stratus expects to incur current state income taxes primarily associated with taxable income generated from cash received in the Holden Hills Phase 2 transaction, as discussed in Note 3.

The difference between Stratus’ consolidated effective income tax rate of (1) percent for the first nine months of 2025 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of September 30, 2025, the Holden Hills Phase 2 transaction discussed in Note 3 and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of (70) percent for the first nine months of 2024 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of September 30, 2024, and the executive compensation limitation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. Key tax components of OBBB include extension of certain expiring tax provisions from the 2017 Tax Cuts and Jobs Act, the reinstatement of immediate expensing of qualifying business property, full expensing of domestic research and experimental expenditures and changes to interest expense limitations. In accordance with Accounting Standards Codification 740, Income Taxes, Stratus has recognized the effects of the new tax law in the period of enactment. The impact of OBBB for the quarter ended September 30, 2025 did not result in a material impact on Stratus’ consolidated financial statements. Stratus continues to evaluate the impact of OBBB on its consolidated financial statements but does not expect a material impact to its financial statements.

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

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint George (which was completed in second-quarter 2025 and moved from the Real Estate Operations segment to the Leasing Operations segment), The Saint June, Kingwood Place, the retail portion of Lantana Place, the completed retail portion of Jones Crossing, and retail pad sites subject to ground leases at Lantana Place, Kingwood Place and Jones Crossing. The segment also included West Killeen Market prior to its sale in second-quarter 2025 and the retail portion of Magnolia Place prior to its sale in third-quarter 2024. As discussed in Note 10, Lantana Place – Retail is under contract to sell. Subject to satisfaction of closing conditions, the sale is expected to close in fourth-quarter 2025.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Real Estate Operations:
Developed property sales	$—	$3,950	$6,760	$15,198
Undeveloped property sales	—	—	—	14,500
Commissions and other	45	21	108	25
	45	3,971	6,868	29,723
Leasing Operations:
Rental revenue	4,924	4,920	14,749	14,165
	4,924	4,920	14,749	14,165

Total revenues from contracts with customers	$4,969	$8,891	$21,617	$43,888

Financial Information by Business Segment. Summarized financial information by reportable segment for the three months ended September 30, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$45	$4,924	$4,969
Segment expenses:
Property taxes and insurance	(354)	(1,197)	(1,551)
Lease expense	(285)		(285)
Professional fees [b]	(3,191)		(3,191)
Maintenance and repairs		(530)	(530)
Allocated overhead costs	(337)		(337)
Property management fees and payroll		(330)	(330)
Utilities		(228)	(228)
Other segment items [c]	(374)	(298)	(672)
Depreciation and amortization	(48)	(2,024)	(2,072)
Segment (loss) profit	(4,544)	317	(4,227)
General and administrative expenses			(3,866)
Operating loss			(8,093)
Interest expense, net			(749)
Loss on interest rate cap agreements			(1)
Loss on extinguishment of debt			(33)
Other income (loss), net			548
Net loss before income taxes			$(8,328)
Capital expenditures and purchases and development of real estate properties	$6,146	$914	$7,060
a.Includes sales commissions and other revenues together with related expenses.
b.In third-quarter 2025, Stratus terminated a lease for a potential development project and recorded a charge of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project.
c.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.

Summarized financial information by reportable segment for the three months ended September 30, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$3,971	$4,920	$8,891
Segment expenses
Cost of real estate sold	(3,266)		(3,266)
Property taxes and insurance	(303)	(770)	(1,073)
Lease expense	(285)		(285)
Professional fees [b]	(1,074)		(1,074)
Maintenance and repairs		(522)	(522)
Allocated overhead costs	(239)		(239)
Property management fees and payroll		(259)	(259)
Utilities		(162)	(162)
Other segment items [c]	(177)	(251)	(428)
Depreciation and amortization	(48)	(1,317)	(1,365)
Gain on sale of assets [d]	—	1,626	1,626
Segment (loss) profit	(1,421)	3,265	1,844
General and administrative expenses			(3,363)
Operating loss			(1,519)
Other income (loss), net			163
Net loss before income taxes			$(1,356)
Capital expenditures and purchases and development of real estate properties	$6,608	$6,820	$13,428
a.Includes sales commissions and other revenues together with related expenses.
b.In third-quarter 2024, Stratus recorded a charge of $721 thousand to write off previously capitalized costs related to a change in development plans for one property.
c.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
d.Represents a pre-tax gain on the sale of Magnolia Place – Retail in third-quarter 2024 for $1.6 million.

Summarized financial information by reportable segment for the nine months ended September 30, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$6,868	$14,749	$21,617
Segment expenses:
Cost of real estate sold	(6,244)		(6,244)
Property taxes and insurance	(1,096)	(2,927)	(4,023)
Lease expense	(855)		(855)
Professional fees [b]	(4,360)		(4,360)
Maintenance and repairs		(1,536)	(1,536)
Allocated overhead costs	(1,883)		(1,883)
Property management fees and payroll		(904)	(904)
Utilities		(452)	(452)
Other segment items [c]	(1,868)	(823)	(2,691)
Depreciation and amortization	(144)	(4,698)	(4,842)
Gain on sale of assets [d]	—	5,200	5,200
Segment (loss) profit	(9,582)	8,609	(973)
General and administrative expenses			(11,474)
Operating loss			(12,447)
Interest expense, net			(1,026)
Loss on interest rate cap agreements			(23)
Loss on extinguishment of debt			(216)
Other (loss) income, net			(181)
Net loss before income taxes			$(13,893)
Capital expenditures and purchases and development of real estate properties	$20,543	$8,075	$28,618
MUD reimbursements applied to real estate under development [e]	$—	$409	$409
a.Includes sales commissions and other revenues together with related expenses.
b.In third-quarter 2025, Stratus terminated a lease for a potential development project and recorded a charge of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project.
c.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. In second-quarter 2025, Stratus recorded a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by Stratus for a share of historical costs incurred to develop the land. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
d.Reflects an approximately $5.0 million pre-tax gain on the sale of the West Killeen Market retail project in second-quarter 2025 and a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway in first-quarter 2025. Refer to Note 4 for further discussion.
e.In second-quarter 2025, Stratus received $409 thousand of proceeds related to MUD reimbursements of infrastructure costs incurred for development of The Saint June. This was recorded as a reduction of real estate under development on the consolidated balance sheet.

Summarized financial information by reportable segment for the nine months ended September 30, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$29,723	$14,165	$43,888
Segment expenses
Cost of real estate sold	(20,388)		(20,388)
Property taxes and insurance	(925)	(2,268)	(3,193)
Lease expense	(855)		(855)
Professional fees [b]	(1,702)		(1,702)
Maintenance and repairs		(1,376)	(1,376)
Allocated overhead costs	(741)		(741)
Property management fees and payroll		(672)	(672)
Utilities		(343)	(343)
Other segment items [c]	(435)	(725)	(1,160)
Depreciation and amortization	(136)	(4,032)	(4,168)
Gain on sale of assets [d]	—	1,626	1,626
Segment profit	4,541	6,375	10,916
General and administrative expenses			(11,670)
Operating loss			(754)
Loss on extinguishment of debt			(59)
Other income (loss), net			522
Net loss before income taxes			$(291)
Capital expenditures and purchases and development of real estate properties	$22,925	$22,962	$45,887
a.Includes sales commissions and other revenues together with related expenses.
b.In third-quarter 2024, Stratus recorded a charge of $721 thousand to write off previously capitalized costs related to a change in development plans for one property.
c.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
d.Represents a pre-tax gain on the sale of Magnolia Place – Retail in third-quarter 2024 for $1.6 million.

Total assets by segment were as follows (in thousands):

	September 30,
	2025	2024
Real Estate Operations	$275,227	$349,701
Leasing Operations	245,441	154,257
Corporate and other [a]	51,894	19,222
Total assets	$572,562	$523,180
a.Corporate and other includes cash and cash equivalents and restricted cash of $54.0 million and $18.7 million at September 30, 2025 and 2024, respectively. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets. Corporate and other also includes elimination of intersegment balances.

10.    SUBSEQUENT EVENTS
Subsequent to September 30, 2025, Stratus entered into an agreement, as amended, to sell Lantana Place – Retail for approximately $57.4 million. Subject to satisfaction of closing conditions, the sale is expected to close in fourth-quarter 2025. Using the proceeds from the sale, Stratus expects to repay the project loan with an approximately $29.8 million principal balance as of September 30, 2025. As a result of this transaction, Stratus estimates an income tax liability of approximately $6.7 million, which would be recognized after the sale has closed. Following the sale, Stratus will retain The Saint Julia, the approximately 210-unit multi-family development project that is part of Lantana Place.

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

From time to time, when deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we may return capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million, respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program, and in June 2025, our Board approved an increase in the share repurchase program to $25.0 million. As of November 7, 2025, we had repurchased $3.9 million of our shares under the program.

Largely as a result of the cash distribution from the Holden Hills Phase 2 partnership and recent property sales, as of September 30, 2025, we had consolidated cash of $55.0 million and $17.5 million available under our revolving credit facility, net of $11.6 million of letters of credit committed against the facility. Subsequent to the end of the third quarter, we also entered into an agreement, as amended, to sell Lantana Place – Retail for approximately $57.4 million, which, if completed, will yield significant cash proceeds after payoff of the project loan. Refer to Note 6 for further discussion of our debt. Our Board is carefully exploring opportunities for the use of cash from the Holden Hills Phase 2 partnership and recent and pending asset sales, which will be based on evolving market conditions and may include a combination of further share repurchases, deleveraging, reinvesting in Stratus’ project pipeline and/or other cash returns to stockholders.

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

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties, debt financings and distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our Leasing Operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have provided and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021 and Block 21 in 2022, the cash distributions from the Holden Hills Phase 1 partnership in 2023 and the Holden Hills Phase 2 partnership in June 2025 and our other property sales in 2024 and the first nine months of 2025. Further, we believe our investment strategy, current liquidity and portfolio of projects provide us with many opportunities to increase value for our stockholders.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills Phase 1 partnership and our share (related to Holden Hills Phase 2) of the cost of the Tecoma Improvements (as defined below). As of September 30, 2025, our share of the estimated remaining costs for the completed Tecoma Improvements totaled $346 thousand. However, over the past two years and in the first nine months of 2025, we made operating loans, advances and capital contributions to our joint ventures. Refer to Note 3 herein and Note 2 of the 2024 Form 10-K for further discussion. Over the next 12 months, we anticipate making future operating loans to the limited partnership for The Annie B totaling up to $1.8 million and a capital contribution to the limited partnership for The Saint George of $150 thousand, representing our 10 percent equity share of debt service and project costs needed by the partnership. Our estimates of future operating loans and capital contributions are based on current estimates of future costs of the partnerships. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

We have faced difficult conditions in the real estate business over the past two years and in the first nine months of 2025. Interest rates, which began rising in 2022, continued to increase during 2023, and costs remained elevated. During 2024, interest rates stabilized, and in the latter part of 2024 and the first nine months of 2025, interest rates generally declined; however, costs remained elevated. In our markets, retail market fundamentals, such as occupancy and rents, have shown stronger performance compared to the multi-family sector. The market for new suburban multi-family development has continued to face headwinds. Nevertheless, we made important progress executing our business strategy during 2024 and the first nine months of 2025.

The Federal Reserve lowered interest rates in September 2024 for the first time in four years, and lowered interest rates again in November and December 2024 and in September and October 2025. We took advantage of lower interest rates and the success of our projects to refinance or amend certain of our project loans. In fourth-quarter 2024 and again in September 2025, we extended the maturity of The Saint June construction loan for additional one-year terms at lower rates and generated aggregate additional cash proceeds of approximately $2.8 million after closing costs. We also refinanced the Kingwood Place construction loan with a three-year term loan at a lower rate and generated additional cash proceeds of approximately $2.0 million after partnership expenses, closing costs and distributions to noncontrolling interest holders. In January 2025, we refinanced the Lantana Place construction loan with a four-year term loan at a lower rate and generated additional cash proceeds of approximately $3.0 million after property taxes and closing costs. In March 2025, we refinanced the Jones Crossing loan with a three-year term loan at a lower rate and generated additional cash proceeds of approximately $1.2 million after closing costs. In March 2025, we amended our revolving credit facility, extending the term and lowering the interest rate.

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

During the first nine months of 2025, we received a $47.8 million cash distribution from the Holden Hills Phase 2 partnership. In addition, we sold our stabilized West Killeen Market retail project for $13.3 million and two homes at Amarra Villas for a total of $6.8 million. We also completed construction on the last two Amarra Villas homes. We substantially completed construction of the road and utility infrastructure for Holden Hills Phase 1, including the required landscaping, enabling us to proceed with Travis County’s acceptance of the roadway. The first units of The Saint George were available for occupancy in April 2025 and the project was completed in June 2025. We have been focusing intently on the development of Holden Hills Phase 1 and on the development plans and future financing of Holden Hills Phase 2. We continued to advance entitlements on our other development projects and to operate our three stabilized retail projects. We also took steps to advance relationships and pursue opportunities related to our development pipeline, positioning ourselves to capture value, subject to market conditions. In October 2025, we sold an Amarra Villa home for $3.7 million. We also entered into an agreement, as amended, to sell Lantana Place – Retail for approximately $57.4 million, which subject to satisfaction of closing conditions, is expected to close in fourth-quarter 2025. In addition, beginning in 2024 and through November 7, 2025, we returned $3.9 million to our stockholders through our share repurchase program.

Changes to U.S. tariffs and trade policies during the first nine months of 2025 have introduced additional uncertainties regarding future U.S. real estate market conditions. Refer to Part II, Item 1A. “Risk Factors” herein. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve.

OVERVIEW OF FINANCIAL RESULTS

Sources of Revenue and Income. Stratus has two operating segments: Real Estate Operations and Leasing Operations. We operate primarily in Austin, Texas and in other select markets in Texas.

Our Real Estate Operations segment encompasses our activities associated with our entitlement, development, and sale of real estate. The current focus of our Real Estate Operations segment is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the properties we develop, depending on market conditions. Multi-family and retail rental properties that we develop are reclassified to our Leasing Operations segment when construction is completed and they are ready for occupancy. Revenue in our Real Estate Operations segment may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,500 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our Real Estate Operations segment does not have exposure to office space.

Revenue in our Leasing Operations segment is generated from leasing space at retail and mixed-use properties and residences in the multi-family properties that we developed. Our Leasing Operations segment does not have exposure to office space. We also generate income from the sale of our leased properties from time to time, depending on market conditions.

Summary Financial Results for the Third-Quarter and First Nine Months of 2025. Our revenues totaled $5.0 million in third-quarter 2025 and $21.6 million for the first nine months of 2025, compared with $8.9 million in third-quarter 2024 and $43.9 million for the first nine months of 2024. The decreases in revenues for the three and nine-month periods were due to decreases in revenues in our Real Estate Operations segment, as revenues from our Leasing Operations segment were consistent for these periods. The $3.9 million decrease in revenues in our Real Estate Operations segment in third-quarter 2025, compared to third-quarter 2024, was primarily a result of the sale of one Amarra Villas home for $4.0 million in third-quarter 2024 compared to no sales in third-quarter 2025. The $22.9 million decrease in revenues from our Real Estate Operations segment in the first nine months of 2025, compared to the first nine months of 2024, was primarily a result of the sales of approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million and four Amarra Villas homes for an aggregate of $15.2 million in the first nine months of 2024, compared with the sales of two Amarra Villas homes in the first nine months of 2025 for $6.8 million.

During the nine months ended September 30, 2025, we recorded an approximately $5.0 million pre-tax gain on the sale of West Killeen Market. In third-quarter 2024, we recorded an approximately $1.6 million pre-tax gain on the sale of Magnolia Place – Retail. In third-quarter 2025, we terminated a lease for a potential development project in Austin, Texas, and recorded a charge to professional fees of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project and fees previously paid to the lessor to extend the review period. In third-quarter 2024, we recorded a charge to professional fees of approximately $721 thousand to write off previously capitalized costs related to a change in development plans for one property. The formation of the Holden Hills Phase 2 partnership also contributed to the increase in professional fees and allocated overhead costs in our Real Estate Operations segment in the first nine months of 2025, compared to the first nine months of 2024. In addition, in second-quarter 2025, we recorded a $1.0 million charge in our Real Estate Operations segment related to a write-off as described further below. Refer to “Results of Operations” below for further discussion of our segments.

Our net loss attributable to common stockholders totaled $(5.0) million, or $(0.62) per diluted share in third-quarter 2025, compared to net loss attributable to common stockholders of $(0.4) million, or $(0.05) per diluted share, in third-quarter 2024. During the first nine months of 2025 our net loss attributable to common stockholders totaled $(7.6) million, or $(0.94) per diluted share, compared to net income attributable to common stockholders of $2.5 million, or $0.30 per diluted share, during the first nine months of 2024.

During the first nine months of 2025, our cash and cash equivalents increased substantially, primarily due to the receipt of a $47.8 million distribution from the formation of the Holden Hills Phase 2 partnership. Refer to Note 3 for further discussion.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2024 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In first-quarter 2024, we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold one of the homes for $3.6 million. In third-quarter 2024, we sold one of the homes for $4.0 million. In second-quarter 2025, we completed construction on the last two homes, and we sold two of the homes for a total of $6.8 million. In October 2025, we sold one of the homes for $3.7 million. As of November 7, 2025, two completed homes remain available for sale.

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

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. We have substantially completed the initial road and utility infrastructure, including the required landscaping, enabling us to proceed with Travis County’s acceptance of the roadway. The County’s acceptance of the roadway will then permit us to continue efforts to replat the initial portion of Holden Hills Phase 1 to take advantage of changes in regulations, which we believe will result in improved home sites. As a result of the removal of Holden Hills Phase 1 from Austin’s extraterritorial jurisdiction (ETJ) pursuant to Texas Senate Bill 2038 (the ETJ Law), as described below, our development plans for portions of Holden Hills Phase 1 are being adjusted to benefit from the new regulatory scheme. We anticipate being in a position to start building homes and/or selling home sites in 2026, assuming regulators timely fulfill their permit processing obligations and there are no further changes in the regulatory environment. For additional discussion, refer to Items 1. and 2. “Business and Properties” in our 2024 Form 10-K.

Further, we entered into a development agreement with the Holden Hills Phase 1 partnership (Development Agreement) pursuant to which, as part of the road and utility infrastructure, the Holden Hills Phase 1 partnership has constructed certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land from its previous terminus to Southwest Parkway (the Tecoma Improvements). As of September 30, 2025, our share of the estimated remaining costs of the completed Tecoma Improvements, primarily the required landscaping, is $346 thousand.

We capitalize infrastructure costs and may be eligible to receive Travis County municipal utility district (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Portions of the costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements totaling approximately $9.3 million and $6.9 million, respectively, are expected to be eligible to be reimbursed in the future by MUDs. All MUD reimbursements that the Holden Hills Phase 1 partnership receives and is entitled to retain at the partnership level must be applied as payments of principal on the Holden Hills Phase 1 construction loan. The Holden Hills Phase 1 partnership has agreed to deliver to Stratus 60 percent of any MUD reimbursements for Tecoma Improvement costs when such reimbursements are received by the partnership. The amount and timing of MUD reimbursements depends upon each MUD having a sufficient tax base within its district to issue bonds, obtaining the necessary state approval for the sale of the bonds and the successful sale of the bonds, among other things. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain. MUD reimbursements received for infrastructure costs are recorded as reductions of the related asset’s carrying amount.
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

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 project, which is expected to be sized as needed for future operating costs. The Holden Hills Phase 2 partnership intends to use the facility to reimburse Stratus for approximately $1.6 million of project costs, including certain initial project costs of approximately $0.8 million, fund the approved operating budget for 2025 and fund future partnership activities approved by the partners. Refer to Note 2 for further discussion.

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

The Saint George
The Saint George is a 316-unit luxury wrap-style, multi-family project in north-central Austin. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for this project and began construction in third-quarter 2022. The first units were available for occupancy in April 2025 and the project was completed in second-quarter 2025. As of November 7, 2025, we had signed leases for approximately 39 percent of the units.

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

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, we secured the right in 2023 to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Construction of the required road infrastructure is scheduled to commence in fourth-quarter 2025. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

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

Magnolia Place
In first-quarter 2024, we completed the sale of 47 acres of undeveloped land in Magnolia, Texas planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, which had a balance of $8.8 million was repaid. Following these sales, we retained our potential development of approximately 11 acres planned for 275 multi-family units and approximately $12 million of costs potentially reimbursable in the future by the Magnolia MUD.

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

Stabilized Retail Projects
As of September 30, 2025, we also owned and operated the following stabilized retail projects that we developed:
•Jones Crossing is part of our H-E-B-anchored mixed-use project in College Station, Texas, the location of Texas A&M University. As of September 30, 2025, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and a ground lease on one retail pad site. Four retail pad sites remain available for lease. The Jones Crossing site has additional commercial development potential of approximately 104,750 square feet of commercial space on approximately 22 undeveloped acres.
•Lantana Place is part of our mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas. As of September 30, 2025, we had signed leases for substantially all of the 99,377-square-foot retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott that opened in November 2021. In October 2025, we entered into an agreement, as amended, to sell Lantana Place – Retail for approximately $57.4 million. Subject to satisfaction of closing conditions, the sale is expected to close in fourth-quarter 2025. Using the proceeds from the sale, we expect to repay the project loan with an approximately $29.8 million principal balance as of September 30, 2025. Following the sale, we would retain the property planned for The Saint Julia (discussed above).
•Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed 151,877 square feet of retail space at Kingwood Place, including an H-E-B grocery store. As of September 30, 2025, we had signed leases for substantially all of the retail space, including the H-E-B grocery store. We have also signed ground leases on four of the retail pad sites. One retail pad site remains available for lease.

In third-quarter 2024, we completed the sale of Magnolia Place – Retail for $8.9 million, generating pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million.

In second-quarter 2025, we completed the sale of the West Killeen Market retail project for $13.3 million, generating pre-tax net cash proceeds of approximately $7.8 million, after transaction expenses and payment of the remaining $5.2 million project loan, and a pre-tax gain of approximately $5.0 million.

We have engaged a broker to explore the potential sale of Kingwood Place, subject to market conditions.

Potential Development Projects and Pipeline

Our development plans for The Annie B, The Saint Julia and multi-family projects at Lakeway and College Station will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we may also receive development management fees and asset management fees and potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. We are working to establish a credit facility to fund certain initial project costs and future partnership activities for Holden Hills Phase 2 and anticipate seeking additional debt to finance the future development in Holden Hills Phase 1. We are also pursuing other development projects. These potential development projects and projects in our portfolio could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Market Conditions

Our industry has experienced construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightened bank credit. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined but has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. As inflation began to decline, the Federal Reserve began to focus on improving the labor market and price stability. Between September 2024 and September 2025, the Federal Reserve lowered the federal funds target rate by 125 basis points on a cumulative basis, and in October 2025, the Federal Reserve lowered the federal funds target rate by another 25 basis points. Elevated inflation and interest rates increase our costs of materials, services, labor and capital. Changing U.S. tariffs and trade policies commencing in the first nine months of 2025 present additional risks to our business. Refer to Part II, Item 1A. “Risk Factors” herein.

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans and equity contributions to some of our joint ventures, and we expect to make additional operating loans and capital contributions during the next 12 months. Refer to Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” herein for more information regarding our risk factors.

Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly due to growth in the technology-related sector in the region and, during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration. The expanding economy resulted in rising demand for residential housing and retail services. This surge in population growth spurred a rapid increase in multi-family construction which caused rental rates in 2024 to drop from the previous year while occupancy rates have remained high. Retail market fundamentals, such as occupancy and rents, have shown stronger performance compared to the multi-family sector. The market for new suburban multi-family development has continued to face headwinds. Despite macroeconomic challenges, we continue to see reasons for optimism regarding real estate market conditions in our Texas markets over the next 12 months, as rents have been strong at The Saint June, absorption of new downtown Austin multi-family units has been encouraging and we continue to see some opportunities for sales transactions for our properties.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating (loss) income:
Real Estate Operations [a]	$(4,544)	$(1,421)	$(9,582)	$4,541
Leasing Operations [b]	317	3,265	8,609	6,375
General and administrative expenses [c]	(3,866)	(3,363)	(11,474)	(11,670)
Operating loss	(8,093)	(1,519)	(12,447)	(754)
Net loss	(8,007)	(1,414)	(14,059)	(495)
Net (loss) income attributable to common stockholders	$(4,978)	$(364)	$(7,593)	$2,463
a.Includes sales commissions and other revenues together with related expenses. The three and nine-month periods ended September 30, 2025 include a charge of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating a potential project that was terminated in third-quarter 2025. The nine-month period ended September 30, 2025 includes a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by us for a share of historical costs incurred to develop the land.
b.The nine-month period ended September 30, 2025 includes an approximately $5.0 million pre-tax gain on the sale of the West Killeen Market retail project and a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway. The three- and nine-month periods ended September 30, 2024 include a pre-tax gain on the sale of Magnolia Place – Retail for $1.6 million. Refer to Note 4 for further discussion.
c.Includes employee compensation and other costs.

We have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

We use operating loss before general and administrative expenses to measure the performance of our business segments. General and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus’ operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Developed property sales	$—	$3,950	$6,760	$15,198
Undeveloped property sales	—	—	—	14,500
Commissions and other	45	21	108	25
Total revenues	45	3,971	6,868	29,723
Segment expenses:
Cost of real estate sold	—	(3,266)	(6,244)	(20,388)
Property taxes and insurance	(354)	(303)	(1,096)	(925)
Lease expense	(285)	(285)	(855)	(855)
Professional fees	(3,191)	(1,074)	(4,360)	(1,702)
Allocated overhead costs	(337)	(239)	(1,883)	(741)
Other segment items	(374)	(177)	(1,868)	(435)
Depreciation and amortization	(48)	(48)	(144)	(136)
Operating (loss) income	$(4,544)	$(1,421)	$(9,582)	$4,541

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2025			2024
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	—	$—	$—	1	$3,950	$3,266
Total Residential	—	$—		1	$3,950

	Nine Months Ended September 30,
	2025			2024
	Homes	Revenues	Average Cost Per Home	Homes	Revenues	Average Cost Per Home
Barton Creek
Amarra Drive:
Amarra Villas homes	2	$6,760	$3,124	4	$15,198	$3,173
Total Residential	2	$6,760		4	$15,198

The decrease in revenues from developed property sales for third-quarter 2025, compared to third-quarter 2024, reflects the sale of one Amarra Villas homes in third-quarter 2024 for $4.0 million compared to no sales in third-quarter 2025. The decrease in revenues for the first nine months of 2025 compared to the first nine months of 2024, reflects the sales of two Amarra Villas homes for $6.8 million in the 2025 period compared to the sales of four Amarra Villas homes for a total of $15.2 million in the 2024 period.

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

Cost of real estate sold is directly related to property sales. Cost of real estate sold decreased $3.3 million in third-quarter 2025, compared to third-quarter 2024, primarily due to the sale of one Amarra Villas home in third-quarter 2024 compared to no sales in third-quarter 2025. Cost of real estate sold decreased $14.1 million in the first nine months of 2025, compared to the first nine months of 2024, primarily due to the sales of two Amarra Villas homes in the 2025 period compared to the sale of undeveloped property at Magnolia Place and the sales of four Amarra Villas homes in the 2024 period.

In third-quarter 2025, we terminated a lease for a potential development project in Austin, Texas, and recorded a charge to professional fees of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project and fees previously paid to the lessor to extend the review period. In third-quarter 2024, we recorded a charge to professional fees of approximately $721 thousand to write off previously capitalized costs related to a change in development plans for one property. The formation of the Holden Hills Phase 2 partnership also contributed to the increase in professional fees and allocated overhead costs in our Real Estate Operations segment in the first nine months of 2025, compared to the first nine months of 2024.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Rental revenue	$4,924	$4,920	$14,749	$14,165
Expenses:
Property taxes and insurance	(1,197)	(770)	(2,927)	(2,268)
Maintenance and repairs	(530)	(522)	(1,536)	(1,376)
Property management fees and payroll	(330)	(259)	(904)	(672)
Utilities	(228)	(162)	(452)	(343)
Other segment items	(298)	(251)	(823)	(725)
Depreciation	(2,024)	(1,317)	(4,698)	(4,032)
Gain on sale of assets	—	1,626	5,200	1,626
Operating income	$317	$3,265	$8,609	$6,375

Rental Revenue. For the 2025 periods, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail and West Killeen Market and our multi-family properties, The Saint June and The Saint George. In second-quarter 2025, we sold West Killeen Market and began recognizing rental revenue from The Saint George. For the 2024 periods, rental revenue primarily included revenue from our retail and mixed-use projects Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail, West Killeen Market and Magnolia Place – Retail and our multi-family property, The Saint June. In third-quarter 2024, we sold Magnolia Place – Retail. The increase in rental revenue in the first nine months of 2025, compared with the first nine months of 2024, primarily reflects revenue from The Saint June, which was in the process of leasing up in the first nine months of 2024, and The Saint George, which began leasing up in second-quarter 2025, partially offset by a decrease in revenue resulting from the sales of Magnolia Place – Retail, which was sold in third-quarter 2024, and West Killeen Market, which was sold in second-quarter 2025. In October 2025, we entered into an agreement, as amended, to sell Lantana Place – Retail, which, subject to satisfaction of closing conditions, is expected to close in fourth-quarter 2025. The Lantana Place – Retail project made up approximately 26 percent of the rental revenue for each period presented.

Leasing Operations Expenses. Leasing Operations expenses include property taxes and insurance, maintenance and repairs, property management fees and payroll, utilities, other segment items and depreciation. Other segment items primarily includes amortization of leasing costs, property owner association fees, professional and consulting fees, and office and computer equipment. Increases in property taxes and insurance and depreciation in the 2025 periods were primarily attributable to the commencement of leasing operations at The Saint George in second-quarter 2025. Approximately 18 percent and 24 percent of Leasing Operations expenses (excluding gain on sale of assets) were attributable to Lantana Place – Retail for third-quarter 2025 and 2024, respectively, and approximately 20 percent for the first nine months of both 2025 and 2024.

Gain on Sale of Assets. In second-quarter 2025, we closed on the sale of the West Killeen Market project for $13.3 million. The sale generated a pre-tax gain of approximately $5.0 million. The nine months ended September 30, 2025 also includes a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway in first-quarter 2025. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated a pre-tax gain of approximately $1.6 million. Refer to Note 4 for further discussion.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $3.8 million in third-quarter 2025 and $11.5 million for the first nine months of 2025, compared with $4.0 million in third-quarter 2024 and $11.9 million for the first nine months of 2024. As of September 30, 2025, all of our debt was variable-rate debt, and for all of such debt, the interest rates have decreased over the past year primarily from amending or refinancing loans with lower rates over the last nine months as well as overall interest rates declining.

Capitalized interest totaled $3.1 million in third-quarter 2025 and $10.4 million for the first nine months of 2025. All of our interest costs were capitalized for both 2024 periods. Capitalized interest for the 2025 periods is primarily related to development activities at Holden Hills Phases 1 and 2. The first nine months of 2025 also included capitalized interest related to the development of The Saint George before it was completed in second-quarter 2025. Capitalized interest for the 2024 periods was primarily related to development activities at our Barton Creek properties (primarily Amarra Villas and Holden Hills Phases 1 and 2) and The Saint George.

Other (Loss) Income, Net. Other (loss) income, net in the first nine months of 2025 includes a $1.0 million charge to record the estimated cost to The Saint George Apartments, L.P., of the repair of the damage caused by a water leak in second-quarter 2025.

Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes of $321 thousand in third-quarter 2025 and provision for income taxes of $166 thousand for the first nine months of 2025, compared to a provision of $58 thousand in third-quarter 2024 and $204 thousand for the first nine months of 2024. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of losses totaled $3.0 million in third-quarter 2025 and $6.5 million for the first nine months of 2025, compared to $1.1 million in third-quarter 2024 and $3.0 million for the first nine months of 2024. The increases in both periods were primarily due to the initial operating expenses for The Saint George Apartments, L.P., which was completed in second-quarter 2025.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Nine Months Ended September 30, 2025 and 2024
Operating Activities. Cash used in operating activities totaled $24.1 million for the first nine months of 2025, compared with $2.4 million for the first nine months of 2024. The decline in operating cash flow was primarily attributable to reduced revenue resulting from fewer property sales in the first nine months of 2025. Expenditures for purchases and development of real estate properties totaled $20.5 million for the first nine months of 2025, primarily related to development of Holden Hills Phase 1, and $22.9 million for the first nine months of 2024, primarily related to development of Amarra Villas and Holden Hills Phase 1.

Investing Activities. Cash provided by (used in) investing activities totaled $4.6 million for the first nine months of 2025 and $(15.0) million for the first nine months of 2024. The first nine months of 2025 includes proceeds after transaction costs from the sale of West Killeen Market of $13.0 million. Also, during the first nine months of 2025, our investing cash flows included $0.4 million of Barton Creek MUD reimbursements of infrastructure costs incurred for development of The Saint June. Capital expenditures totaled $8.1 million for the first nine months of 2025, primarily for The Saint George, and $23.0 million for the first nine months of 2024, primarily for The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail.

Financing Activities. Cash provided by financing activities totaled $53.9 million for the first nine months of 2025 and $5.3 million for the first nine months of 2024. During the first nine months of 2025, we borrowed and repaid $4.0 million on the Comerica Bank revolving credit facility. During the first nine months of 2024, we had no borrowings or repayments on the Comerica Bank revolving credit facility. During the first nine months of 2025, net borrowings on other project and term loans totaled $8.0 million, primarily reflecting borrowings from Holden Hills Phase 1 and The Saint George construction loans and the refinancing of the Lantana Place and The Saint June construction loans and the Jones Crossing loan, partially offset by the payoff of the West Killeen construction loan and the Amarra Villas credit facility and paydowns on The Annie B land loan. During the first nine months of 2024, net repayments on other project and term loans totaled $2.6 million, primarily reflecting borrowings on The Saint George and Holden Hills Phase 1 construction loans and the Amarra Villas credit facility partially offset by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and the Annie B land loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2025.

During the first nine months of 2025, we received a contribution of $47.8 million from a noncontrolling interest holder related to the Holden Hills Phase 2 partnership. Also, during the first nine months of 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds, we paid distributions of $856 thousand to noncontrolling interest holders. During the first nine months of 2025, the Class B limited partner contributed additional cash of $2.9 million in cash to The Saint George Apartments, L.P., representing its 90 percent share to support the partnership’s ability to pay debt service and project costs, including costs related to water leak damage remediation and repairs as described in “Recent Development Activities.” During the first nine months of 2024, the Class B limited partner contributed additional capital of $3.6 million in cash to The Saint George Apartments, L.P., representing its 90 percent share to support the partnership’s ability to pay its construction loan interest.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. During the first nine months of 2025, $246 thousand of accrued dividends for unvested RSUs were paid to the holders upon the vesting of the RSUs, leaving $18 thousand of dividends accrued for unvested RSUs presented in accrued liabilities as of September 30, 2025. The remaining accrued dividends will be paid to the holders of the RSUs as the RSUs vest.

In November 2023, with written consent from Comerica Bank, our Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of our common stock. In June 2025, with written consent from Comerica Bank, our Board approved an increase in the share repurchase program from up to $5.0 million to up to $25.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. In the first nine months of 2025, we acquired 100,967 shares of our common stock for a total cost of $2.0 million at an average price of $19.50 per share. As of November 7, 2025, we have acquired 180,899 shares of our common stock for a total cost of $3.9 million at an average price of $21.59 per share, and $21.1 million remains available for repurchases under the program.

Revolving Credit Facility and Other Financing Arrangements
As of September 30, 2025, we had $55.0 million in cash and cash equivalents and restricted cash of $0.5 million, and no amount was borrowed under our revolving credit facility. Of the $55.0 million in consolidated cash and cash equivalents at September 30, 2025, $3.8 million held at certain consolidated subsidiaries was subject to restrictions on distribution to the parent company pursuant to project loan agreements. In the third quarters of 2025 and 2024, development and asset management fees of $289 thousand and $216 thousand, respectively, were paid by the limited partnerships to Stratus. In the first nine months of 2025 and 2024, development and asset fees of $830 thousand and $1.2 million, respectively, were paid by the limited partnerships to Stratus. The payments of these intercompany fees resulted in increases in cash available to the parent company, and the income to Stratus and cost to the partnerships have been eliminated in the consolidated financial statements.

As of September 30, 2025, we had total debt of $205.7 million based on the principal amounts outstanding compared with $196.7 million at December 31, 2024. As of September 30, 2025, the maximum amount that could be borrowed under the Comerica Bank revolving credit facility was $29.1 million, resulting in availability of $17.5 million, net of letters of credit totaling $11.6 million issued under the revolving credit facility. In June 2025, the Holden Hills Phase 2 property was removed from the borrowing base for the revolving credit facility in anticipation of a potential separate revolving credit facility for the property, and the maximum amount that could be borrowed was reduced. Also, in June 2025, after the Amarra Villas credit facility was fully repaid and terminated, the remaining three Amarra Villas homes were added to the borrowing base for the Comerica Bank revolving credit facility. The net effect of these changes was a decrease of $24.8 million to the maximum amount that could be borrowed. Letters of credit have been issued under the revolving credit facility, $9.0 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of September 30, 2025. In October 2025, we amended the revolving credit facility to further reduce the maximum loan amount to the lesser of $35.0 million or the borrowing base limit, in order to reduce our fees associated with the facility.

We have made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2024, we made an operating loan of $2.4 million. In third-quarter 2024, we made an operating loan of $1.1 million. In first-quarter 2025, we made an operating loan of $1.5 million. In third-quarter 2025, we made an operating loan of $1.1 million. As of September 30, 2025, our operating loans outstanding to Stratus Block 150, L.P. totaled $8.3 million.

Stratus and the Class B limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount anticipated because of interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In third-quarter 2025, The Saint June partnership was amended to allow up to $3.0 million of distributions to the partners prior to the repayment of the operating loans. In first-quarter 2024, Stratus made an operating loan of $339 thousand, and the Class B limited partner made an operating loan of $339 thousand. In second-quarter 2024, Stratus made an operating loan of $85 thousand, and the Class B limited partner made an operating loan of $165 thousand. No loans were made in the first nine months of 2025. As of September 30, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

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

In September 2025, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2027; (ii) provide for advances of an additional $1.5 million, bringing the outstanding principal balance of the loan to $32.9 million with no funds remaining available for additional principal advances; (iii) decrease the interest rate applicable margin from 2.35 percent to 2.00 percent; (iv) eliminate the requirement to make monthly principal payments prior to maturity; and (v) add a new property-level minimum debt yield financial covenant, which replaced a property-level debt service coverage ratio. If the debt yield financial covenant is not met, the principal balance of the loan must be paid down in an amount sufficient to achieve the minimum debt yield. The amendments permit the partnership to distribute up to $1.5 million to the partners. Accordingly, the loan bears interest at the one-month Term SOFR plus 2.00 percent, subject to a 3.50 percent floor. Payments of interest only on the Loan are due monthly with the outstanding principal due at maturity. After closing costs, the partnership used the remaining portion of the $1.3 million proceeds of the loan to establish reserves for partnership expenses and make cash distributions to the partners. In October 2025, The Saint June, L.P. made distributions of approximately $435 thousand and $225 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

During the first nine months of 2025, we also increased borrowings under the Holden Hills Phase 1 and The Saint George construction loans. We paid off the Amarra Villas credit facility and the West Killeen construction loan and paid down The Annie B land loan. Refer to Note 6 for further discussion.

Most of our debt agreements require compliance with specified financial covenants. Refer to Note 6 and MD&A in our 2024 Form 10-K for a discussion of the financial covenants in our debt agreements. As of September 30, 2025, we were in compliance with all of our financial covenants.

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

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project level financing. In anticipation of a separate revolving credit facility for the Holden Hills Phase 2 project, Comerica Bank released the Holden Hills Phase 2 property from the collateral pool for the Comerica Bank revolving credit facility. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of September 30, 2025, we, as the parent company, guaranteed the payment of all of the project loans, except for the Kingwood Place, Jones Crossing and Lantana Place loans. Our guarantees of the Kingwood Place, Jones Crossing and Lantana Place loans are generally limited to non-recourse carve-out obligations. Our payment guarantee on

The Saint June construction loan is limited to 50.0 percent and on The Saint George construction loan is limited to 25.0 percent until certain conditions are met. Refer to Note 6 to our consolidated financial statements in our 2024 Form 10-K for additional discussion.

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

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2025 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Comerica Bank revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Kingwood Place loan	—	—	33,000	—	—	—	33,000
Lantana Place loan	—	295	368	388	28,749	—	29,800
Jones Crossing loan	—	—	—	24,000		—	24,000
The Annie B land loan	—	—	11,920	—	—	—	11,920
Construction loans:
The Saint George	—	52,533	—	—	—	—	52,533
The Saint June [a]	—	—	33,376	—	—	—	33,376
Holden Hills Phase 1 [b]	—	21,096	—	—	—	—	21,096
Total	$—	$73,924	$78,664	$24,388	$28,749	$—	$205,725
a.Includes operating loans from our third-party partner of $493 thousand.
b.The maturity date of the Holden Hills Phase 1 construction loan is February 8, 2026. We are currently evaluating options to modify the loan and expect to extend the loan on or before the maturity date.
The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Comerica Bank revolving credit facility [a]	—%	—%	7.43%	—%
Kingwood Place loan	6.12	8.16	6.12	8.18
Lantana Place loan	6.67	7.67	6.69	7.71
Jones Crossing loan	6.27	7.68	6.27	7.69
The Annie B land loan	7.43	8.41	7.44	8.41
Construction loans:
The Saint George	6.78	7.69	6.78	7.70
The Saint June	6.60	8.16	6.66	8.18
Holden Hills Phase 1	7.42	8.34	7.43	8.36
West Killeen Market [b]	—	8.01	—	8.06
Amarra Villas credit facility [c]	—	8.40	—	8.38
a.In second-quarter 2025, we repaid the amount outstanding on the revolving credit facility. We did not have an outstanding balance during third-quarter 2025, third-quarter 2024 or the first nine months of 2024.
b.In May 2025, we repaid this loan in connection with the sale of the property.

c.In June 2025, this credit facility was terminated after the outstanding balance was repaid.

Liquidity Outlook
We had firm commitments totaling approximately $5.2 million at September 30, 2025 primarily related to construction of the road and utility infrastructure we are required to build in Lakeway Texas, and Holden Hills Phase 1. We have a construction loan to fund the projected cash outlays for Holden Hills Phase 1 over the next 12 months following this filing. We expect to make a capital contribution to The Saint George partnership of $150 thousand representing our 10 percent equity share of debt service and project costs in the next 12 months. With respect to Holden Hills Phase 1, we have agreed to reimburse the Holden Hills Phase 1 partnership for 60 percent of the costs of the Tecoma Improvements. As of September 30, 2025, our share of the estimated remaining costs totaled $346 thousand. Also, we anticipate making future operating loans to Stratus Block 150, L.P. totaling up to $1.8 million over the next 12 months to enable the partnership to pay debt service and project costs. The operating loans would bear interest at one-month Term SOFR plus 5.00 percent, would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (Jones Crossing – Retail, Lantana Place – Retail, Kingwood Place and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. In October 2025, we entered into an agreement, as amended, to sell Lantana Place – Retail for approximately $57.4 million. Subject to satisfaction of closing conditions, the sale is expected to close in fourth-quarter 2025 and to yield substantial cash proceeds after payment of the project loan. We expect to sell the two remaining Amarra Villas homes and may sell other properties. For other projected pre-development costs, much of which are discretionary, and for our costs of the Tecoma Improvements and projected general and administrative expenses, we had cash and cash equivalents of $55.0 million at September 30, 2025 and availability under our revolving credit facility (which matures on March 27, 2027) of approximately $17.5 million, net of letters of credit, which is expected to be sufficient to fund these cash requirements for the next 12 months.

We expect to successfully extend the maturities of, or to refinance, our outstanding debt that matures in the next 12 months. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main sources of revenue and cash flow are expected to be sales of our properties to third parties, debt financings or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our Leasing Operations segment and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2024 Form 10-K and Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” herein for further discussion.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to inflation, interest rates, tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans or capital contributions to our joint ventures, statements regarding the exploration of opportunities for the use of cash proceeds from the Holden Hills Phase 2 partnership formation and recent and pending asset sales, and whether and when the sale of Lantana Place – Retail will be completed, potential costs for which The Saint George Apartments, L.P. may be responsible for the remediation and repair of damage caused by the water leak at The Saint George, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, including projected costs and estimated times to complete construction, plans to sell, recapitalize or refinance properties and estimated timing for closing properties under contract, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, elevated inflation and interest rates, the effect of changes in tariffs and trade policies, including threatened tariffs, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, the results of our Board’s exploration of opportunities for the use of cash proceeds from the Holden Hills Phase 2 partnership formation and recent and pending asset sales, the occurrence of any event, change or other circumstance that could delay the closing of the sale of Lantana Place – Retail or result in the termination of the agreement to sell Lantana Place – Retail, the outcome of our analysis and discussions with the insurance company and general contractor regarding responsibility for payment of costs to remediate and repair the damage caused by the water leak at The Saint George, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, including the timing and resolution of the ongoing litigation challenging the ETJ Law and our ability to implement revised development plans in light of the ETJ Law, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K, filed with the SEC, and Part II, Item 1A. “Risk Factors” of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended September 30, 2025.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended September 30, 2025, and the approximate dollar value of shares remaining available for purchase pursuant to our $25.0 million share repurchase program as of September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
July 1, 2025 through July 31, 2025	46,115	$19.20	46,115	$21,999,096
August 1, 2025 through August 30, 2025	7,538	$18.26	7,538	$21,861,463
September 1, 2025 through September 30, 2025	19,241	$20.47	19,241	$21,467,622
Total	72,894	$18.94	72,894	$21,467,622
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. On June 13, 2025, we announced that our Board approved an increase in the share repurchase program from $5.0 million to up to $25.0 million. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through November 7, 2025, we acquired 180,899 shares of our common stock for a total cost of $3.9 million at an average price of $21.59 per share, and $21.1 million remains available for repurchases under the program.

Item 5. Other Information.

Director and Officer Trading Arrangements. During the quarter ended September 30, 2025, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Deadline for 2026 Stockholder Proposals Not To Be Included in 2026 Proxy Statement. Stratus’ Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2025, under the heading “2026 Stockholder Proposals,” included a summary of the advance notice requirements under Stratus’ amended and restated by-laws (By-Laws) for stockholder proposals not intended to be included in Stratus’ proxy statement for the 2026 annual meeting of stockholders. Due to a typographical error, the deadline included in the window for stockholders to deliver such proposals with respect to the 2026 annual meeting of stockholders is incorrectly stated. The correct window is between October 15, 2025 and January 13, 2026.

Thus, if a stockholder would like to present a proposal at 2026 annual meeting of stockholders, but does not wish to have it included in Stratus’ proxy statement, the stockholder must submit it in writing to: Corporate Secretary, Stratus Properties Inc., 212 Lavaca Street, Suite 300, Austin, Texas 78701, by no later than the close of business January 13, 2026 and no earlier than the close of business on October 15, 2025, in accordance with the specific procedural requirements in Stratus’ By-Laws.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase by and between Lantana Place, L.L.C., as seller, and Scripps CMH LLC and Lantana SRB LLC, as purchasers, dated as of September 3, 2025.		8-K	001-37716	10/23/2025

2.3	First Amendment to Agreement of Sale and Purchase by and between Lantana Place, L.L.C., as seller, and Scripps CMH LLC and Lantana SRB LLC, as purchasers, effective as of October 17, 2025.		8-K	001-37716	10/23/2025

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Amendment to Loan Documents by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, dated September 30, 2025.		8-K	001-37716	10/6/2025

10.2	Note by and between The Saint June, L.P. and Texas Capital Bank effective September 30, 2025.		8-K	001-37716	10/6/2025

10.3	Ninth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of October 22, 2025.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: November 12, 2025
S-1