Form 10-K
period 2025-12-31
STRATUS PROPERTIES INC
filed 2026-03-27
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $95.2 million on June 30, 2025.
Common stock issued and outstanding was 7,982,525 shares on March 20, 2026.
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

We generate revenues and cash flows primarily from the sale of our developed and undeveloped properties, the lease of our retail, mixed-use and multi-family properties and development and asset management fees received from our properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence built on the lot or a property that has been developed for lease. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,500 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our commercial real estate portfolio consists of stabilized retail properties or future retail and mixed-use development projects with no commercial office space. We may sell properties under development, undeveloped properties or leased properties if opportunities arise. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family properties that we developed. Tenants in our retail and mixed-use properties are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services.

During the last three fiscal years we produced earnings and cash primarily from the following transactions:
•In 2025, the formation of a joint venture to develop our 570-acre Holden Hills Phase 2 mixed-use project within the Barton Creek community in Austin, resulting in a cash distribution to us of $47.8 million. We also sold Lantana Place – Retail for $57.5 million, West Killeen Market retail project for $13.3 million and three Amarra Villas homes for a total of $10.5 million.
•In 2024, the sales of five Amarra Villas homes for a total of $18.9 million, approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million, Magnolia Place – Retail for $8.9 million and one Amarra Drive Phase III lot for $1.4 million.
•In 2023, the formation of a joint venture to develop our 495-acre Holden Hills Phase 1 residential project within the Barton Creek community, resulting in a cash distribution to us of $35.8 million.
Additionally, in January 2026, we sold Kingwood Place for $60.8 million.

In December 2025, our Board initiated a review of strategic alternatives to maximize stockholder value. On March 24, 2026, after concluding that review and following consultation with external financial, tax and legal advisors, our Board approved, subject to stockholder approval, a plan of complete liquidation and dissolution of us (Plan of Liquidation) and announced an estimated range of potential liquidating distributions.

If approved by our stockholders, the Plan of Liquidation provides that we will be dissolved, and we will conduct an orderly sale of all or substantially all of our assets and distribute the net proceeds over time to our stockholders, after payment of or reasonable provision for our liabilities and obligations, in accordance with the provisions of the Delaware General Corporation Law (the DGCL).

Pending stockholder approval of the Plan of Liquidation, our near-term strategy is to preserve and enhance the value of our assets, and, where appropriate, monetize our properties in a manner intended to optimize value, continue to operate and lease our stabilized properties, complete or fund only those development, infrastructure, maintenance and other activities that we believe are necessary or advisable to preserve and enhance value or facilitate monetization, manage our debt and other obligations, seek any required lender, partner and third-party consents, and opportunistically pursue asset sales at times and on terms that our Board believes are favorable. If stockholders do not approve the Plan of Liquidation, then we will continue our corporate existence and the Board expects to continue our current business strategy and may further explore strategic alternatives. The Plan of Liquidation has not been approved by our stockholders, and there can be no assurance that stockholder approval will be obtained or that the Plan of Liquidation will be implemented on the currently contemplated terms or timetable. The current business and investment strategy reflected in this report does not reflect our anticipated business and investment strategy if stockholders approve the Plan of Liquidation. For additional discussion, refer to Item 1A. “Risk Factors.” Additional information regarding the Plan of Liquidation will be made available in our filings with the U.S. Securities and Exchange Commission (the SEC).

When deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we have returned capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million, respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board authorized a new $5.0 million share repurchase program, and in June 2025, our Board approved an increase in the share repurchase program to $25.0 million. As of March 20, 2026, $19.8 million remains available for repurchases under the program. Our successful development program, with our proven team, has focused on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. We have also focused on developing properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved.

Largely as a result of cash received from the property sales and joint venture distribution discussed above and focused liquidity management on our part, as of December 31, 2025, consolidated cash and cash equivalents totaled $74.3 million, and we had $17.1 million available under our revolving credit facility, net of $10.0 million of letters of credit committed against the facility, with no amounts drawn on the facility.

We have faced difficult conditions in the real estate business over the past two years. Interest rates, which began rising in 2022, continued to increase during 2023, and costs remained elevated. During 2024, interest rates stabilized, and in the latter part of 2024 and during 2025, interest rates generally declined; however, costs remained elevated. In our markets, retail market fundamentals, such as occupancy and rents, have shown stronger performance compared to the multi-family sector. However, the market for new suburban multi-family development has continued to face headwinds. Nevertheless, we made important progress executing our business strategy during 2024 and 2025. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value. During 2024 and 2025, among other things, we completed the initial lease-up of The Saint June multi-family project, completed construction and began the lease-up of The Saint George multi-family project, completed construction of the road and utility infrastructure for Holden Hills Phase 1, managed our completed retail projects and advanced entitlements on other projects. In addition, during 2024 and 2025, we sold various properties, as described further below.

As of December 31, 2025, our retail and multi-family portfolio consisted of three stabilized projects, namely The Saint June, Jones Crossing – Retail and Kingwood Place (which we subsequently sold in first-quarter 2026). The Saint George, a multi-family property, was completed in second-quarter 2025 and is currently in lease-up. In second-quarter 2025, we closed on the sale of West Killeen Market for $13.3 million. The sale generated pre-tax net cash proceeds of approximately $7.8 million, after selling costs and payment of the remaining $5.2 million project loan, and a pre-tax gain of approximately $5.0 million. In fourth-quarter 2025, we closed on the sale of Lantana Place – Retail for $57.5 million. The sale generated pre-tax net cash proceeds of approximately $26.9 million, after selling costs and payment of the remaining $29.8 million project loan, and a pre-tax gain of approximately $27.5 million. In January 2026, we closed on the sale of Kingwood Place for $60.8 million. The sale generated pre-tax net cash proceeds of approximately $27.1 million, after selling costs and payment of the remaining $33.0 million project loan. After establishing a reserve for remaining costs of the partnership, we received $16.2 million from the partnership in connection with the sale and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders. We will record a pre-tax gain, net of noncontrolling interests, of approximately $13.4 million in first-quarter 2026.

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

Revenue from our Real Estate Operations segment represented 35 percent of our total revenue for 2025 compared to 64 percent for 2024. Our Real Estate Operations segment accounted for a smaller share of total revenue in 2025 compared to 2024 primarily because revenue from sales of properties were significantly higher in 2024 as compared to 2025.

Real estate held for sale includes developed properties in the Real Estate Operations segment and at December 31, 2025 consisted of one residential lot in Amarra Drive Phase III and two Amarra Villas homes. See “Properties – Barton Creek” for further discussion.

The acreage under development and undeveloped as of December 31, 2025 that comprise our real estate operations excluding real estate held for sale is presented in the following table.
•Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.
•Undeveloped acreage is presented according to anticipated uses for multi-family units, single-family lots and commercial space based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, the anticipated use of the undeveloped acreage may change over time, and there is no assurance that it will ever be developed. Undeveloped commercial acreage includes vacant pad sites at Jones Crossing and Kingwood Place, as well as other real estate that can be sold “as is.” The vacant pad site at Kingwood Place was sold in first-quarter 2026 along with the leased retail space and pad sites.

	Acreage Under Development [a]		Undeveloped Acreage
	Single Family	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek [b]	500	500	12	215	394	621	1,121
Circle C [c]	—	—	—	21	216	237	237
Lantana	—	—	—	12	5	17	17
The Annie B	—	—	—	1	—	1	1
Lakeway	—	—	—	35	—	35	35
Magnolia Place	—	—	—	11	—	11	11
Jones Crossing [d]	—	—	—	21	22	43	43
Kingwood Place [e]	—	—	—	—	8	8	8
New Caney	—	—	—	10	28	38	38
Total	500	500	12	326	673	1,011	1,511
a.Acreage under development did not include any multi-family or commercial acreage.
b.Refer to “Properties – Barton Creek” below for a discussion of our properties within Barton Creek. The single-family acreage under development includes 495 acres in Holden Hills Phase 1 on which we completed infrastructure construction during 2025. The multi-family and commercial undeveloped acreage includes approximately 570 acres representing our Holden Hills Phase 2 project.
c.We are pursuing rezoning of approximately 216 undeveloped acres from commercial use to multi-family use.
d.In March 2026, we received an offer for the retail component of Jones Crossing, which includes 22 undeveloped commercial acres, and we are negotiating a sales contract.
e.In January 2026, Kingwood Place was sold.
f.In March 2026, we entered into a contract to sell the New Caney land.

The following table summarizes the estimated development potential of our acreage under development and undeveloped acreage as of December 31, 2025. Estimated development potential reflects management’s estimate of developable lots, units and gross square feet based on our current business plans with respect to real estate owned as of December 31, 2025. Our current business plans may contemplate development of less than the maximum potential development density for individual assets, particularly as it relates to our Barton Creek properties (see footnote below). As market and financing conditions change, our business and development plans, and therefore, the estimated development potential, could change accordingly. Given timing, and use and development regulations, challenges under the Texas Senate Bill 2038 (the ETJ Law) and other factors, we make no assurance that estimated development potential amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek [a]	477	1,422	1,648,891
Circle C [b]	—	56	660,985
Lantana	—	212	160,000
The Annie B	—	316	8,325
Lakeway	—	270	—
Magnolia Place	—	275	—
Jones Crossing [c]	—	275	104,750
New Caney [d]	—	275	145,000
Other	—	—	7,285
Total	477	3,101	2,735,236
a.Substantially all of the single-family lots relate to Holden Hills Phase 1 and substantially all of the multi-family units and commercial square footage relates to Holden Hills Phase 2. Refer to “Properties – Barton Creek” below for further discussion of recent legal developments and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills Phases 1 and 2. Our current plans include flexibility to develop up to an additional 1,400 multi-family units and 800,000 square feet of commercial space in Holden Hills Phase 2; our ability to develop this increased density is uncertain and dependent on many factors, including the success of the ETJ Law and the overall project profitability after considering the additional costs of redesign work, and infrastructure and other costs related to increasing the project density. An increase in allowable development density should not be viewed as an indicator of profitability or increased project value, as project valuation is inherently subjective and dependent on a number of market, financial and project-specific factors.
b.We are pursuing rezoning of approximately 216 undeveloped acres planned for 660,985 square feet of commercial space from commercial use to multi-family use.
c.In March 2026, we received an offer for the retail component of Jones Crossing, which includes development potential of 104,750 square feet of commercial space, and we are negotiating a sales contract.
d.In March 2026, we entered into a contract to sell the New Caney land.

The development potential of our undeveloped acreage at December 31, 2025 also included the following, which are not reflected in the table above:
•one vacant retail pad site at Kingwood Place, which was sold in January 2026, and
•four vacant retail pad sites in the retail component of Jones Crossing, for which we received an offer to purchase in March 2026.

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

Our principal properties in our Leasing Operations segment at December 31, 2025 consisted of:
•a 154,092-square-foot retail property representing the first retail phase of Jones Crossing, for which we received an offer to purchase in March 2026;
•a 151,877-square-foot retail property known as Kingwood Place, which was sold in January 2026;
•The Saint June, a luxury garden-style multi-family property consisting of 182 units; and
•The Saint George, a 316-unit luxury wrap-style multi-family property, which was completed in second-quarter 2025 and reclassified from the Real Estate Operations segment to the Leasing Operations segment.

Revenue from our Leasing Operations segment accounted for 65 percent of our total revenue for 2025, compared to 36 percent for 2024. While our Leasing Operations segment revenue in 2025 remained relatively flat compared with 2024, revenue from our Leasing Operations segment accounted for a higher share of total revenue in 2025 compared to 2024 primarily because our Real Estate Operations segment generated significantly higher revenue from property sales in 2024 than in 2025. While we saw an increase in revenue from The Saint June, which was in lease-up during 2024, and The Saint George, which began leasing in second-quarter 2025, this was substantially offset by a decrease in revenue as a result of the sales of West Killeen Market and Lantana Place – Retail during 2025. Refer to the chart below for our Leasing Operations revenue by property during 2025.

2025 LEASING OPERATIONS REVENUE BY PROPERTY

Jones Crossing
19%
Kingwood Place
21%
West Killeen
3%
Lantana Place
24%
The Saint June
28%
The Saint George
5%

As of December 31, 2025, Jones Crossing is the only remaining retail property because Kingwood Place is presented in assets held for sale. This property had average rentals of $18.52 per square foot as of December 31, 2025, compared to $18.13 per square foot as of December 31, 2024. Jones Crossing’s scheduled expirations of leased retail square footage as of December 31, 2025 as a percentage of total space leased was 2 percent in 2026, 12 percent in 2027, 14 percent in 2028, 1 percent in 2029, 1 percent in 2030 and 70 percent thereafter.

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

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. In fourth-quarter 2024, we sold one Amarra Drive Phase III lot for $1.4 million. As of December 31, 2025, one developed Phase III lot remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra development of Barton Creek. The Amarra Villas and The Saint June are located on two of these multi-family lots. As of December 31, 2025, we have one undeveloped approximately 11-acre multi-family lot and one undeveloped 22-acre commercial lot.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development within the Amarra development in Barton Creek. The homes average approximately 4,000 square feet and are being marketed as

“lock and leave” properties, with golf course access and cart garages. Between 2017 and 2023, we completed construction of the first 12 homes and sold 10 of the homes. In first-quarter 2024, we completed construction of two of the homes, and we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold another home for $3.6 million. In third-quarter 2024, we completed and sold one home for $4.0 million. In fourth-quarter 2024, we completed construction of three of the homes and we sold one home for $3.8 million. In second-quarter 2025, we completed construction on the last two homes, and we sold two of the homes for a total of $6.8 million. In fourth-quarter 2025, we sold one of the homes for $3.7 million, leaving two completed homes in inventory as of December 31, 2025. As of March 20, 2026, one home was under contract to sell for $3.6 million, subject to satisfaction of closing conditions, and one home remains available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family property within the Amarra development. The Saint June is comprised of multiple buildings featuring one-, two- and three- bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. We completed the initial lease-up of The Saint June during 2024. As of December 31, 2025, occupancy at The Saint June was 92.9 percent. We own this property through a limited partnership with a third-party equity investor. Refer to Note 2 for further discussion.

Holden Hills Phase 1. Our final large residential development within the Barton Creek community, Holden Hills Phase 1, consists of approximately 495 acres. The current conceptual design of the community features unique luxury residences to be developed in multiple sections with a focus on health and wellness, sustainability and energy conservation.

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

We and the third-party equity investor have agreed to contribute up to an additional $10.0 million each to the Holden Hills Phase 1 partnership if called upon by the general partner, which is one of our subsidiaries. The initial and potential additional capital contributions are projected to constitute sufficient equity capital to secure construction financing to develop both the infrastructure (including the Tecoma Improvements described below) and an initial phase of thirty-five home sites in Holden Hills Phase 1. The Holden Hills Phase 1 partnership anticipates securing additional debt financing for subsequent development in Holden Hills Phase 1 when and as needed. The construction of homes would require additional capital. We have completed the initial road and utility infrastructure, including the required landscaping, enabling us to obtain Travis County’s acceptance of the roadway. The County’s acceptance of the roadway will permit us to continue efforts to replat Holden Hills Phase 1 in an effort to take advantage of changes in regulations, which we believe may result in improved home sites. As a result of the removal of Holden Hills Phase 1 from Austin’s extraterritorial jurisdiction (ETJ) pursuant to the ETJ Law, as described below, we may need to modify our development plans for portions of Holden Hills Phase 1 to benefit from the new regulations. We expect to begin executing contracts for sales of the home sites in late March 2026. We may also, in the future, decide to build homes on certain of the home sites, depending on market conditions, available financing and other factors.

We entered into a development agreement with the Holden Hills Phase 1 partnership (Development Agreement) pursuant to which, as part of the road and utility infrastructure, the Holden Hills Phase 1 partnership constructed certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land from its previous terminus to Southwest Parkway (the Tecoma Improvements), which cost approximately $15.6 million. The Tecoma Improvements will enable access and provide utilities necessary for the development of Holden Hills Phases 1 and 2. Pursuant to the Development Agreement, we reimbursed the Holden Hills Phase 1 partnership for 60 percent of the costs of the Tecoma Improvements.

We capitalize infrastructure costs and may be eligible to receive Travis County municipal utility district (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Portions of the costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements totaling approximately $9.3 million and $6.9 million, respectively, are expected to be eligible to be reimbursed in the future by MUDs. All MUD reimbursements that the Holden Hills Phase 1 partnership receives and is entitled to retain at the partnership level must be applied as payments of principal on the Holden Hills Phase 1 construction loan. The Holden Hills Phase 1 partnership has agreed to deliver to Stratus 60 percent of any MUD reimbursements for Tecoma Improvement costs when such reimbursements are received by the partnership. One of the Barton Creek MUDs has received state approval to sell bonds in second-quarter 2026 that, if successfully sold, is expected to result in reimbursements to the Holden Hills Phase 1 partnership of $8.8 million, which will be used to pay down the Holden Hills Phase 1 construction loan, and $6.8 million to us. The amount and timing of MUD reimbursements depends upon each MUD having a sufficient tax base within its district to issue bonds, obtaining the necessary state approval for the sale of the bonds and the successful sale of the bonds, among other things. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain. MUD reimbursements received for infrastructure costs are recorded as reductions of the related asset’s carrying amount.

Holden Hills Phase 2. Our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community, Holden Hills Phase 2, is adjacent to Holden Hills Phase 1. We are planning both Holden Hills Phase 1 and Holden Hills Phase 2 as one interconnected development branded as Holden Hills. Holden Hills Phase 2 is being designed as a mixed-use project, including a range of commercial and extensive residential uses, surrounded by extensive outdoor recreational and greenspace amenities. We have worked to remove the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and may need to modify our development plans to benefit from the new regulatory scheme, which, under favorable market and financing conditions, could accommodate an increase in design flexibility and development density as compared to our prior plans. If the new regulatory scheme survives challenge, and we are able to benefit from increased design flexibility and density, we cannot be sure whether the added infrastructure and other costs associated with redesign work and increasing density, coupled with market and financing uncertainty, will make increasing density a profitable risk-rewarded venture.

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

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 project, which is expected to be approximately $10.0 million. The Holden Hills Phase 2 partnership intends to use the facility to reimburse Stratus for approximately $2.0 million of project costs, including certain initial project costs of approximately $0.8 million, fund the approved operating budget and fund future partnership activities approved by the partners.

ETJ Process. The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2 from the ETJ of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County in an effort to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. One lawsuit, initially dismissed on procedural and jurisdictional grounds, has been appealed to a three-judge appellate panel, which after hearing argument on the merits, has taken the matter under advisement. There is no certainty as to how or when the appellate court will rule. In addition, on March 13, 2026, we received a letter from the City of Austin challenging the removal of our properties from the ETJ, which the city had previously granted. We are currently reviewing the letter and its merits. If the ETJ Law is upheld and the removal of our property is permitted by the City of Austin, we will work to confirm whether the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. If the ETJ Law is not upheld or the City of Austin does not permit the removal of our property from the ETJ, there may be substantial adverse impacts to our development plans, including reduction in aggregate development density, and additional cost and delay. In light of the challenges to the ETJ Law, and depending on the outcome of those challenges, our development plans for portions of Holden Hills Phases 1 and 2 may need to be modified. For additional discussion, refer to Item 1A. “Risk Factors.”

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

The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2025, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units. We are pursuing rezoning that would change the permitted land use of the commercial component to multi-family.

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

Lantana Place – Retail. We completed construction of the 99,377-square-foot first phase of Lantana Place in 2018. In fourth-quarter 2025, we closed on the sale of Lantana Place – Retail for $57.5 million. The sale generated pre-tax net cash proceeds of approximately $26.9 million, after selling costs and payment of the remaining $29.8 million project loan, and a pre-tax gain of approximately $27.5 million.

Lantana Place – The Saint Julia. We have advanced development plans for The Saint Julia, an approximately 210-unit multi-family project that is part of Lantana Place. Under our current strategy, our goal is to prepare the site for construction to commence as soon as financing and other market conditions warrant.

The Annie B
In September 2021, we announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Based on preliminary plans, The Annie B would be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury multi-family units for lease. The project includes the historic AO Watson house, which will be renovated and expanded to offer amenities that may include a restaurant, pool and garden, while preserving the property’s historic and architectural features. We closed the land purchase in September 2021. We continue to work to finalize our development plans and to evaluate whether the project is most profitable as a for rent or for sale product. Under our current strategy, our goal is to prepare the site for construction to commence as soon as financing and other market conditions warrant. We own this project through a limited partnership with third-party equity investors. Refer to Notes 2 and 6 for further discussion.

The Saint George
In third-quarter 2022, we began construction on The Saint George, a 316-unit luxury wrap-style multi-family property in north central Austin. The Saint George is located on approximately four acres and is comprised of studio, one- and two-bedroom units for lease and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the property in July 2022 and began construction in third-quarter 2022. The first units were available for occupancy in April 2025 and the property was completed in second-quarter 2025. As of March 20, 2026, we have signed leases for approximately 73 percent of the units. We own this property through a limited partnership with a third-party equity investor. Refer to Notes 2 and 6 for further discussion.

In April 2025, a water leak occurred at The Saint George when construction was nearing completion and initial resident move-ins were occurring, resulting in damage that cost $1.9 million to remediate and repair. The event was filed as a builder’s risk insurance claim. Remediation and repairs were completed in second-quarter 2025. Costs of the remediation and repairs to The Saint George Apartments, L.P., to the extent not covered by the insurance company and the general contractor, are currently estimated to be no more than $1.0 million.

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, during 2023 we secured the right to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Construction of the required road infrastructure began in fourth-quarter 2025 and is expected to be completed by the end of 2026. Under our current strategy, our goal is to prepare the site for construction on the multi-family project or to sell the site, as soon as infrastructure construction is complete and market conditions warrant. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion. Refer to Note 9 for discussion of our sale of The Oaks at Lakeway in 2017.

Our other Texas properties include:

Magnolia Place
Magnolia Place was our H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas (in the greater Houston area). The first phase of development consisted of two retail buildings totaling 18,582 square feet, all pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. In first-quarter 2024, we completed the sale of approximately 47 acres of undeveloped land planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan, with a balance of $8.8 million, was repaid. In third-quarter 2024, we sold Magnolia Place – Retail, the first phase of the development, for $8.9 million, generating pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million. Following the sales, we retained potential development of approximately 11 acres planned for 275 multi-family units and approximately $10 million of costs potentially reimbursable by the Magnolia MUD, with no project debt. The Magnolia MUD has received state approval to sell bonds in second-quarter 2026 that, if successfully sold, will result in reimbursements to us of $1.8 million.

Jones Crossing
In 2017, we entered into a 99-year ground lease pursuant to which we leased a 72-acre tract of land in College Station, Texas, the location of Texas A&M University, for Jones Crossing, an H-E-B-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project was completed in 2018, consisting of 154,092 square feet. The H-E-B grocery store opened in September 2018, and, as of December 31, 2025, we had signed leases for substantially all of the retail space, including the H-E-B grocery store, and two retail pad sites. As of December 31, 2025, we had approximately 22 undeveloped commercial acres with estimated development potential of approximately 104,750 square feet of commercial space and up to seven retail pad sites available for lease and a 21-acre multi-family component. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease. In March 2026, we received an offer for the retail component, including undeveloped commercial acreage, of Jones Crossing of $46.5 million and are negotiating a sales contract. There can be no assurance that a sales contract will be completed or a sale consummated.

Kingwood Place
Kingwood Place was our H-E-B-anchored, mixed-use development project located in Kingwood, Texas (in the greater Houston area). The Kingwood Place project included 151,877 square feet of retail lease space, anchored by a 103,000-square-foot H-E-B grocery store, and five pad sites. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the H-E-B grocery store opened in November 2019. An 8,000-square-foot retail building was completed in June 2020. We owned this property through a limited partnership with third-party equity investors. In January 2026, we sold Kingwood Place for $60.8 million. The sale generated pre-tax net cash proceeds of approximately $27.1 million, after selling costs and payment of the remaining $33.0 million project loan. After establishing a reserve for remaining costs of the partnership, Stratus received $16.2 million from the partnership in connection with the sale and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders. Stratus will record a pre-tax gain, net of noncontrolling interests, of approximately $13.4 million in first-quarter 2026. Refer to Notes 2 and 6 for further discussion.

West Killeen Market
West Killeen Market was our H-E-B shadow-anchored retail project in Killeen, Texas, near Fort Cavazos. The project encompassed 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot H-E-B grocery store. Construction at West Killeen Market was completed and the H-E-B grocery store opened in 2017. The three pad sites were sold between 2020 and 2022. In second-quarter 2025, we completed the sale of

West Killeen Market for $13.3 million, generating pre-tax net cash proceeds of approximately $7.8 million, after selling costs and payment of the remaining $5.2 million project loan, and a pre-tax gain of approximately $5.0 million.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with H-E-B, in New Caney, Texas (in the greater Houston area), originally planned for the future development of an H-E-B-anchored, mixed-use project with approximately 145,000 square feet, five pad sites and approximately 275 multi-family units. In March 2026, we entered into a contract to sell the New Caney land for approximately $12.7 million, which is subject to satisfaction of closing conditions.

Additional Development
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

We have made, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities. Emphasis on environmental matters will result in additional costs in the future. Further, regulatory and societal responses intended to reduce potential climate impacts may increase our costs to develop, operate and maintain our properties.

Corporate Responsibility

With the oversight of the Nominating and Corporate Governance Committee of our Board, we have posted to our website information regarding our corporate responsibility performance and objectives, including discussions about our human capital management, governance, sustainability objectives and related policies adopted by our Board.

Human Capital
We believe that our employees are one of our greatest resources and that our dedicated and talented team is the foundation of our success and achievements. We are committed to encouraging the health and well-being of our employees. At December 31, 2025, we had a total of 34 employees, all of whom were full-time employees. We believe we have a good relationship with our employees, none of whom are represented by a union. We adopted a

Labor and Human Rights Policy, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Sustainability
As a real estate development company centered in Austin, Texas, we understand the value that a healthy environment and healthy people bring to our projects, our company and our stakeholders. As a member of the U.S. Green Building Council (USGBC), we work along with council members with the goal of transforming the way buildings and communities are designed, built and operated in order to create environmentally and socially responsible properties for a more sustainable life. For almost 20 years, we have partnered with leaders in sustainable development, engineering and design, including, among others, USGBC and The Center for Maximum Potential Building Systems. We have built a range of projects recognized as being on the leading edge of sustainable practices, including Block 21, the first mixed-use high rise tower in Austin to receive the USGBC LEED (Leadership in Energy & Environmental Design) Silver certification, and many of our residential communities and retail developments. Our Holden Hills Phase 1 project has been designed to focus on health and wellness, sustainability and energy conservation. The Saint June project was designed to celebrate the natural landscape and provides a guidebook describing ways residents can use the green features of the community to further enhance its sustainability. We believe that our customers recognize our environmental stewardship and will continue to reward thoughtful and sustainable development. We adopted an Environmental Policy and a Vendor Code of Conduct, recommended by our Board’s Nominating and Corporate Governance Committee and approved by our Board.

Item 1A. Risk Factors

This report contains “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations. For additional information, refer to “Cautionary Statement” in MD&A.

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

Risk Factor Summary

Investing in our securities involves a high degree of risks and uncertainties. You should carefully consider the risks described below and the information included in other sections of this annual report on Form 10-K, including, but not limited to, Items 1. and 2. “Business and Properties,” Item 1C. “Cybersecurity,” MD&A and Item 3. “Legal Proceedings” prior to investing in our securities. If any of the following risks occur, they may have a material adverse impact on our business, financial performance, stock price, results of operations, operating flexibility, reputation, costs or liabilities and you could lose part or all of your investment. The summary and risks that follow are organized under headings as determined to be most applicable, but such risks also may be relevant to other headings. Moreover, the risk factors described herein are not all of the risks we may face and there may be other risks not presently known to us or that we currently believe are immaterial or general risks that apply to all companies operating in the U.S. and globally, which may emerge or become material.

Risks Relating to the Plan of Liquidation
•Uncertain amount and timing of any liquidating distributions;
•Failure to obtain stockholder approval of the Plan of Liquidation, or its delay, modification or abandonment;
•Asset sales not occurring on expected terms or timeline;
•Joint venture, partnership and subsidiary structures constraining dispositions and upstreamed cash flows;

•Need for additional capital, lender consents, waivers, refinancing or project-level spending;
•Inadequate reserves delaying distributions and triggering repayment claims;
•Adverse impacts on business, relationships and personnel retention;
•Substantial or estimate-exceeding winding-down costs;
•Stock price volatility and lack of correlation between stock price and ultimate liquidation value;
•Liquidating trust risks; and
•Future liquidation-related accounting changes.
Risks Relating to Our Business and Industry
•Successfulness of business strategy;
•Inflation, limited availability of equity capital, tighter credit and rising costs;
•U.S. tariffs and trade policies changes;
•Adverse economic conditions, particularly in Austin, Texas;
•Concentration risks;
•Inability to raise additional capital on acceptable terms;
•Inability to maintain strategic relationships with key tenants;
•Loss of key personnel;
•Risks associated with joint ventures;
•Adverse weather conditions and other potentially catastrophic events;
•Insurance, information technology and cybersecurity, and public health risks; and
•Failure to succeed in new markets.
Risks Relating to Our Indebtedness
•Significant debt and debt service needs; and
•Financial and restrictive covenants in financing arrangements.
Risks Relating to Real Estate Operations
•U.S. real estate industry market conditions;
•Development project risks;
•Holden Hills Phase 1 development and ETJ-related risks;
•Substantial amounts of undeveloped land and land under development;
•Failure to obtain or delays in receiving MUD reimbursements;
•Difficulties in selling real estate at advantageous times or prices;
•Competition risks;
•Regulatory approvals and opposition from environmental and special interest groups;
•Environmental regulations and evolving governmental and societal expectations on sustainability matters; and
•Litigation risks.
Risks Relating to Leasing Operations
•Inability to sustain satisfactory occupancy and rental rates; and
•Increased leasing costs.
Risks Relating to Ownership of Shares of Our Common Stock
•Thin trading and price volatility of common stock;

•Impact of anti-takeover provisions in our charter documents and under Delaware law; and
•Uncertainty and constraints on future dividends and share repurchases.

Risks Relating to the Plan of Liquidation

The amount and timing of any liquidating distributions to stockholders may vary substantially from the estimated range of potential liquidating distributions.

There can be no assurance that the actual aggregate amount or per share amount of any liquidating distributions will be within the estimated range. Although we have provided an estimated range of potential liquidating distributions of $29.73 to $37.69 per share and, if our stockholders approve the Plan of Liquidation, we would expect to make one or more liquidating distributions over time, the timing and amount of those distributions may vary substantially from the estimated range of potential liquidating distributions based on a number of factors, and we cannot determine at this time when, or whether, we will be able to make any liquidating distributions to our stockholders or the amount of any such distributions.

The estimated range of potential liquidating distributions is based on numerous judgments, assumptions and estimates, including assumptions regarding the estimated values and timing of sales of our real estate assets; the amount of indebtedness secured by our properties and other indebtedness, including any fees or costs associated with repayment; the amount of cash on hand; estimated cash flow and net working capital to be generated from continuing operations during the liquidation process; estimated expenses to be incurred in connection with asset sales and the winding down and dissolution of the Company; the effect of distributions from partnerships in project entities; the amount and duration of reserves for known, contingent and future claims, liabilities and expenses; and the number of shares of common stock outstanding on a fully-diluted basis. Those judgments, assumptions and estimates may prove to be inaccurate and may not reflect future changes in interest rates, market volatility, economic conditions, local real estate market conditions or other developments.

If those judgments, assumptions and estimates prove incorrect, if the prices obtained in asset sales are lower than expected, if asset sales are delayed, if costs, taxes, indebtedness, liabilities or reserves are greater than anticipated, if operating cash flow or net working capital is lower than anticipated, or if we are required to retain assets or reserves for longer than expected, the aggregate amount and per share amount of any liquidating distributions could be substantially lower than the estimated range of potential liquidating distributions and the timing of any liquidating distributions could be delayed. In addition, the estimated range of potential liquidating distributions was determined as of a specified date and does not reflect changes that may occur after that date, including changes in market conditions, interest rates or other factors that could affect the actual amount and timing of any liquidating distributions.

The Plan of Liquidation requires stockholder approval and may not be completed on the timetable or on the terms currently contemplated.

Although our Board has approved the Plan of Liquidation, we cannot implement the dissolution and liquidation of our assets unless the Plan of Liquidation is approved by the requisite vote of our stockholders. Even if our stockholders do approve the Plan of Liquidation, we would retain broad discretion, to the extent permitted by Delaware law and the Plan of Liquidation, to determine whether and when to file the certificate of dissolution and how to sequence the winding-down process. Before the certificate of dissolution is filed, the Board could delay implementation, modify the Plan of Liquidation or abandon it if the Board determines that changed circumstances, new information or alternative courses of action make that advisable. If stockholder approval of the Plan of Liquidation is not obtained, or if the Board delays, modifies or abandons the Plan of Liquidation, there can be no assurance that we would be able to pursue an alternative strategy that provides equal or greater value, or that any value would be realized on a comparable timetable. In that event, we would continue to bear the risks, costs and uncertainties of operating as a public real estate company while also having incurred transaction costs in connection with the Plan of Liquidation.

If the Plan of Liquidation is approved, stockholders would not be entitled to vote separately on most implementation decisions, including decisions regarding the timing and terms of most asset sales, the size and duration of reserves, whether to delay dispositions to seek improved values, whether to establish a liquidating trust, whether to retain directors, officers, employees or consultants to assist in the winding-down process, or whether to obtain or maintain insurance coverage. In addition, after the dissolution is effected by filing a certificate of dissolution with the Office of the Delaware Secretary of State, we will not hold annual meetings of stockholders to reelect directors, or elect successor directors, upon the expiration of director terms. As a result, stockholders will have limited ability to influence the execution of the liquidation and dissolution after approval of the Plan of Liquidation.

We may be unable to sell or otherwise monetize our assets on the terms or timeline expected in the estimated range of potential liquidating distributions.

The estimated range of potential liquidating distributions necessarily depends in significant part on assumptions regarding the timing, structure and pricing of future asset sales or other monetization transactions. Real estate assets are relatively illiquid, values can change materially over time and actual sale prices can be affected by a number of factors, including local and general economic conditions, interest rates, the availability of financing, buyer demand, the supply of competing properties, property-level operating performance, needed capital expenditures, zoning or regulatory issues and other factors outside our control. In addition, prospective buyers may seek to use the public announcement of the Plan of Liquidation, and the perception that we are a motivated seller, to negotiate lower prices or more favorable terms. If we are unable to complete asset dispositions on the terms or timeline currently assumed, or if we determine that quicker sales are preferable to reduce duration and risk, the liquidating distributions could be delayed or substantially reduced.

Our joint venture, partnership and subsidiary structures may limit our ability to control the timing and terms of dispositions and the timing of cash distributions to us.

We hold and manage certain projects through subsidiaries and project-level entities that include third-party investors. The agreements governing those entities may contain approval rights for specified major decisions, including sales and transfers of interests. They may also contain buy-sell provisions, rights of first refusal, transfer restrictions, deadlock procedures and distribution mechanics that constrain our flexibility or affect our economic participation.

These arrangements may delay asset dispositions, require us to negotiate with counterparties whose objectives differ from ours, change the allocation of disposition proceeds, require additional capital contributions or otherwise prevent us from monetizing assets on the timetable or terms we consider optimal. They may also delay the upstreaming of cash to us as the parent company, which would defer or reduce any liquidating distributions to our stockholders.

We may need additional capital, lender consents or waivers, refinancing or project-level expenditures to complete the winding-down process.

Our debt agreements and other obligations may require us to obtain lender consents, amendments, waivers or releases in connection with asset sales, changes in business plans, transfers of interests or other steps in the winding-down process. Loan documents may also impose restrictions on dividends and upstream distributions, reserve requirements, covenants that become harder to satisfy as assets are sold and obligations to repay indebtedness from sale proceeds before cash can be distributed to stockholders.

In addition, we may determine that capital expenditures, leasing costs, development spending, insurance expenditures, litigation costs, guarantee support or other project-level funding is necessary or appropriate in order to preserve or enhance value, comply with contractual obligations or facilitate a disposition. If we are unable to obtain additional capital or financing flexibility on acceptable terms, we may be forced to delay or restructure dispositions, accept less favorable pricing or incur additional costs that reduce the net amount available for distribution.

If we rely on an out-of-court dissolution and winding up and the amounts reserved for claims, liabilities, expenses and obligations prove inadequate, liquidating distributions could be delayed or reduced and stockholders could be required to return prior distributions.

If the Plan of Liquidation is approved and we proceed with an out-of-court dissolution and winding up under Section 281(b) of the DGCL, we will be required to pay or make reasonable provision for our claims and obligations, including known claims, pending proceedings and claims that, based on facts known to us, are likely to arise or become known within ten years after dissolution. Making those provisions would require substantial judgment concerning the nature, amount, timing and likelihood of claims, liabilities, taxes, expenses and other obligations that may not be fixed or fully known when reserves are established. If our estimates prove incorrect, we may need to increase reserves, delay liquidating distributions, retain assets longer than expected, or make lower distributions than currently contemplated. In addition, under Delaware law, if adequate provision is not made for claims and obligations, a stockholder who has received a liquidating distribution may, in certain circumstances, be required to return some or all of the amounts previously distributed to that stockholder, up to the amount distributed.

The announcement and pendency of the Plan of Liquidation may adversely affect our business, relationships and ability to retain personnel.

The announcement and pendency of the Plan of Liquidation may create uncertainty for our employees, tenants, joint venture partners, lenders, vendors, contractors, service providers and prospective buyers. This uncertainty may make it more difficult to retain and motivate key employees and may require us to implement retention, severance, consulting or other compensation arrangements that increase our costs.

The Plan of Liquidation may also divert significant management time and attention away from our ordinary business operations, including leasing, development and financing activities. Any deterioration in operating performance, relationships or employee continuity during this period could reduce the value realized in asset sales and increase the overall cost of the liquidation.

Winding-down costs, including public company costs, litigation, indemnification obligations, insurance and professional fees, may be substantial and may exceed our estimates.

The Plan of Liquidation and any subsequent wind-down process could involve substantial costs, including audit fees, SEC reporting and The Nasdaq Stock Market (NASDAQ) compliance costs while we remain a public company, legal and accounting fees, tax services, financial advisory fees, transfer agent and mailing costs, employee retention expenses, litigation costs, indemnification obligations and insurance premiums, including any tail coverage or other policies we deem advisable.

These types of corporate transactions also can result in stockholder, creditor, partner, contract, tax, employment or other litigation, disputes arising from asset sales or project operations, and related defense or settlement costs. In addition, we may continue to indemnify our directors, officers, employees and agents and may determine to obtain or maintain directors’ and officers’ insurance, tail coverage or other insurance policies in amounts the Board considers appropriate. If the Plan of Liquidation is approved and the liquidation and dissolution process takes longer than expected, or if disputes or unexpected obligations arise, these costs could exceed our estimates and substantially reduce the amount ultimately available for distribution to stockholders.

The market price of our common stock may fluctuate significantly during the pendency of the Plan of Liquidation and may bear little relationship to the amount ultimately distributed to stockholders.

During the pendency of the Plan of Liquidation, the market price of our common stock may be more volatile and may be influenced by speculation regarding whether our stockholders will approve the Plan of Liquidation, the timing and pricing of future asset sales, the amount and duration of reserves, expected taxes and expenses, the timing and amount of any liquidating distributions, general market conditions and other factors, many of which are beyond our control. As a result, the market price of our common stock during the pendency of the Plan of Liquidation may not reflect the amount that stockholders ultimately receive in liquidation and may trade at a significant discount, or occasionally a premium, to investors’ expectations of ultimate value.

In addition, if NASDAQ uses its discretionary authority to delist our common stock or we later fail to satisfy NASDAQ listing requirements, determine to delist our common stock, or suspend or terminate our reporting obligations under the Exchange Act in connection with the liquidation and dissolution process, trading in our common stock could become more limited, sporadic and volatile. Reduced liquidity and fewer market participants, among other things, could make it more difficult for stockholders to sell their shares and could cause our common stock to trade at a greater discount to the amount ultimately realized in liquidation.

If we transfer remaining assets and liabilities to a liquidating trust, stockholders may receive illiquid interests and may incur tax liabilities without concurrent cash distributions.

If the Board determines that it is desirable or necessary to transfer any remaining assets and liabilities to a liquidating trust, stockholders would receive beneficial interests in that trust in lieu of directly receiving those assets. It is anticipated that the declaration of trust would limit the transferability of those beneficial interests, and holders would have limited or no ability to accelerate the sale of trust assets or demand cash distributions. As a result, beneficial interests in a liquidating trust would be significantly less liquid than publicly traded common stock and may not be marketable at all.

In addition, stockholders may be treated for tax purposes as owning a pro rata interest in the underlying assets and liabilities of the liquidating trust. Accordingly, stockholders may be required to report taxable income, gain, loss, deduction or credit associated with the trust whether or not the trust distributes cash in the relevant period. If the liquidating trust were not to qualify for the intended tax treatment, the resulting tax burden could be greater than expected and the amount ultimately distributable to stockholders could be reduced.

During the course of the liquidation and dissolution process, we expect to change our basis of accounting, which could require us to write down our assets.

For as long as appropriate, we intend to continue to use the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets that are classified as held for sale are required to be reported at the lower of carrying amount or estimated fair value less costs to sell. For long-lived assets classified as held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that, based on all available information, we cannot recover those carrying amounts, an impairment loss will be recognized to the extent the carrying amounts exceed their estimated fair values.

If the Plan of Liquidation is implemented, we expect to change our basis of accounting from the going-concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, our assets must be measured at the estimated amount of consideration we expect to collect, and our liabilities must be measured at the contractual amounts due or the estimated amounts at which the liabilities are expected to be settled. Recorded liabilities will include the estimated costs associated with carrying out the Plan of Liquidation. The application of the liquidation basis of accounting could result in write-downs of certain of our assets to values substantially less than their carrying amounts and may require that certain of our liabilities be increased or recorded to reflect the anticipated effects of the liquidation.

Risks Relating to Our Business and Industry

We cannot assure you that our current business strategy will be successful.

We cannot assure you that our current business strategy will be successful. For a description of our current business strategy, refer to “Business Strategy” in MD&A. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve, and pending stockholder approval of the Plan of Liquidation. However, if the Plan of Liquidation is approved by our stockholders, our business strategy will shift from the continuation of our historical operating and development strategy toward an orderly monetization of assets and winding-down process.

Austin, our primary market, has experienced significant growth in demand for residential projects in recent years, particularly due to growth in the technology-related sector in the region and, during 2020 and 2021 related in part to COVID-19 pandemic-influenced in-migration. The expanding economy resulted in rising demand for residential housing and retail services. This surge in population growth spurred a rapid increase in multi-family construction which caused rental rates in 2024 and 2025 to drop from the previous years while occupancy rates have remained high. Retail market fundamentals, such as occupancy and rents, have shown stronger performance compared to the multi-family sector. The market for new suburban multi-family development has continued to face headwinds. We also have faced challenging market conditions in recent years, including as a result of inflation and elevated interest rates. Furthermore, our development plans for our undeveloped land and land under development may change over time, including as a result of changes in real estate market conditions, economic conditions, the cost and availability of capital and changes in laws, such as changes resulting from the ETJ Law enacted in 2023, discussed further below.

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

We have recently sold significant assets and may continue to do so, resulting in a change in the composition of our asset portfolio. Results of the past sales of our properties are not indicative of results of future sales. The timing of any property sales or refinancings and proceeds from such sales or refinancings are difficult to predict and depend on market conditions and other factors. Further, we historically have experienced, and expect to continue to experience, variability in asset sales and results of operations. As a result of such variability and the changing composition of our asset portfolio, our historical performance may not be a meaningful indicator of future results. Additionally, due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period.

Inflation, more limited availability of equity capital, construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightened bank credit have had an adverse impact on us and may continue to do so.

In recent years, our industry has experienced, and may in the future experience, construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightened bank credit. Inflation has generally remained higher than the Federal Reserve’s target rate of inflation of two percent and interest rates continue to remain elevated compared to prior years. There is no guarantee that the Federal Reserve will take action to reduce rates in the future. Inflation and elevated interest rates increase our costs of materials, services, labor and capital and may negatively impact the timing of our projects or sales.

On completed projects, we have experienced increased borrowing costs on our variable-rate debt due to elevated interest rates and increased operating costs due to inflation. As of December 31, 2025, all of our consolidated debt was variable-rate debt. While interest rates generally declined in 2025, costs remained elevated and may rise in the future if prevailing market interest rates rise again. We typically do not hedge against changes in interest rates, except that we entered into an interest rate cap agreements for our Jones Crossing loan refinanced in March 2025 as required by the lender. Refer to Note 6 for additional information. Future increases in interest rates would further increase our interest costs and the costs of refinancing existing debt or incurring new debt, which would adversely affect our profits and cash flow. Our operating expenses impacted by inflation include onsite payroll for our properties, contracted services such as janitorial and maintenance services, utilities and repairs. In addition, inflation may continue to cause the value of our properties to rise, which has resulted in higher property taxes and could lead to future increases. Our general and administrative expenses include compensation costs, professional fees and technology services, all of which may continue to increase due to inflation.

Inflation and elevated interest rates may also adversely impact a potential buyer’s ability to obtain financing on favorable terms, decreasing demand for the purchase of our properties and lowering their market value. Inflation could have a negative impact on our tenants’ ability to pay rent or absorb rent increases. In addition, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors on ongoing construction projects. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans, capital contributions and advances to some of our joint ventures and we expect to make additional operating loans or advances during the next 12 months.

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

We are monitoring changes and potential changes to U.S. tariffs and trade policies under the current Presidential administration, along with reciprocal tariffs or other countermeasures imposed or that may be imposed by other countries in response. The current environment is dynamic and uncertain, as the current Presidential administration has imposed, modified and paused tariffs, and granted exemptions from tariffs, on different countries and products multiple times since 2025. In addition, litigation and administrative processes relating to the modification or invalidation of tariffs may create further uncertainty and could contribute to additional trade measures or countermeasures. A number of important construction materials, including steel and lumber, are or may become subject to higher tariffs, which we believe is likely to further disrupt supply chains and increase construction costs. The lack of predictability regarding future U.S. tariffs and trade policies creates uncertainties that make it more challenging for construction contractors to price projects and for developers and investors to make projections. Changing U.S. tariffs and trade policies could also cause higher inflation and interest rates and slower economic growth or a recession in the U.S. These changes and uncertainties regarding future changes could result in, among other things, higher costs to our business generally, higher costs and more limited availability of capital, lower demand from buyers of our real estate and higher tenant default rates, and could cause our real estate development projects in planning to be less profitable, delayed or cancelled. These factors could have a material adverse effect on our business, profitability and cash flow.

A decline in general economic conditions, particularly in the Austin, Texas area, could harm our business.

Our business may be adversely affected by periods of economic uncertainty, economic weakness or recession, declining employment levels, declining consumer confidence and spending, declining access to capital, geopolitical instability, or the public’s perception that any of these events or conditions may occur, be present or worsen. Our business is especially sensitive to economic conditions in the Austin, Texas area, where the majority of our properties are located. As discussed elsewhere in this report, our business has been adversely impacted since 2022 through early 2026 by inflation and elevated interest rates and other adverse economic conditions.

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

As a result of our focus on pure residential and residential-centric mixed-use projects, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties. In addition, due to the recent sales of our stabilized retail projects, Kingwood Place, Lantana Place – Retail and West Killeen Market, we have one remaining stabilized retail project, which increases our concentration risks and our dependence on our development pipeline. Weakening in the Austin residential market generally makes it more difficult for us to sell our residential properties at attractive prices or to rent our properties at attractive rents. Weakening in the residential market may also adversely impact the demand for our retail projects, as may any other trends that cause consumers not to shop at retail locations. Refer to “Overview of Financial Results for 2025 – Real Estate Market Conditions” in MD&A for more information.

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

Adverse weather conditions, including natural disasters and extreme weather events, public safety issues, geopolitical instability, and other potentially catastrophic events in our Texas markets may adversely affect our business, financial condition and results of operations. Adverse weather conditions may be amplified by or increase in frequency due to the effects of changing climate conditions. These events may delay development and sale activities, interrupt our leasing operations, reduce demand for our properties, damage roads providing access to our assets or damage our property, resulting in substantial repair or replacement costs to the extent not covered by insurance. Any of these factors could cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us as of March 20, 2026, there can be no assurance that we will not experience any such losses in the future. Further, as cybersecurity threats continue to evolve and become more sophisticated, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cybersecurity threats. Refer to Item 1C. “Cybersecurity” for further information on our cybersecurity governance, risk management and strategy.

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

As of December 31, 2025, our outstanding debt totaled $143.0 million and our cash and cash equivalents totaled $74.3 million. As of March 20, 2026, remaining principal payments due on outstanding debt during 2026 are expected to total $75.2 million. Estimated interest payments during 2026 will total approximately $6.2 million, based on debt balances and scheduled maturities as of December 31, 2025, and interest rates in effect as of December 31, 2025. Except for our Fifth Third Bank (formerly Comerica Bank) revolving credit facility, all of our loans are project-level loans. Our project loans are generally secured by all or substantially all of the assets of the project, and our Fifth Third Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project-level financing. Stratus, as the parent company, is typically required to guarantee the payment of the project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. In addition, as described elsewhere in this report, as of December 31, 2025, all of our consolidated debt was variable-rate debt, and interest due on such debt rises as interest rates rise. Refer to Note 6 for additional discussion.

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

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, inflation, interest rates, and consumer confidence and spending. As discussed above, our industry has been adversely impacted since 2022 by inflation and elevated interest rates, which may continue in 2026 and beyond. Other factors that may impact real estate businesses include over-building, changes in traffic patterns, changes in demographic trends, changes in tenant and buyer preferences and changes in government requirements, including tax law changes and changes in zoning or land use laws. These factors are outside of our control and may have a material adverse effect on our business, profits and the timing and amounts of our cash flows.

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
•construction defects, latent conditions or site accidents; and
•failure to secure tenants or buyers of our properties in the anticipated time frame, on acceptable terms, or at all.

We can provide no assurances that we will complete any of the projects in our development portfolio on the anticipated schedule, within the budget or at all, or that, if completed, these properties will achieve the results that we expect. Since 2023, we made operating loans, capital contributions and advances to certain of our joint ventures. Refer to Note 2 for further discussion. We anticipate making future operating loans or advances to two of our joint ventures totaling up to $3.1 million over the next 12 months. The joint ventures’ failure to satisfy their debt obligations could result in the loss of our investment therein. Under our construction loans, advances are typically made in accordance with established budget allocations, and if the lender deems that the undisbursed proceeds of the loan are insufficient to meet the costs of completing the project, the lender may decline to make additional advances until the borrower deposits with the lender sufficient additional funds to cover the deficiency. If the development of our projects is not completed in accordance with our anticipated timing or cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to repay our debt, including project-related debt.

Holden Hills Phase 1 involves the development of a large number of residential lots, which exposes us to risks specific to that business.

Holden Hills Phase 1 involves the development of a large number of residential lots. Our ability to successfully monetize our investment in developed lots will depend on the availability and cost of financing for purchasers of the lots, for residential construction and for homebuyers, which may be adversely impacted by elevated interest and mortgage rates. We must dedicate a significant amount of time and capital to construct project infrastructure and amenities over a long period of time before the project may generate revenue. Any delays in the development of the community and sale of properties exposes us to the risk that the market assumptions on which we based our development plans may deteriorate and adversely affect or eliminate potential cash flow and profits.

Challenges to the ETJ Law and the removal of our property thereunder may make valuation of Holden Hills Phases 1 and 2 more difficult and execution of our development plans more complex and costly.

The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2, from the ETJ of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County in an effort to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. One lawsuit, initially dismissed on procedural and jurisdictional grounds, has been appealed to a three-judge appellate panel, which after hearing argument on the merits, has taken the matter under advisement. There is no certainty as to how or where the appellate court will rule. We also recently received a letter from the City of Austin challenging the removal of our property from the ETJ, which the city had previously granted.

If the ETJ Law is upheld and the removal of our property is permitted by the City of Austin, our projects formerly subject to both the jurisdiction of Travis County and the City of Austin, primarily Holden Hills Phases 1 and 2, will no longer be subject to the City of Austin regulations applicable in the ETJ. Accordingly, if the ETJ Law is upheld and the removal of our property is permitted by the City of Austin, we expect that the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density, assuming market and financing conditions support an increase. An increase in allowable development density should not be viewed as an indicator of profitability or increased project value, as project valuation is inherently subjective and dependent on a number of market, financial and project-specific factors. We believe that the litigation challenging the ETJ Law and the letter from the City of Austin challenging the removal of our property from the ETJ makes valuation of Holden Hills Phases 1 and 2 more difficult.

In light of the challenges to the ETJ Law, and depending on the outcome of those challenges, our development plans for portions of Holden Hills Phases 1 and 2 may need to be modified. We are proceeding with certain revised development plans for portions of Holden Hills Phases 1 and 2 and are incurring costs in alignment with the revised plans, subject to the risk that the ETJ Law will be invalidated or that the City of Austin will not permit the removal of our property from the ETJ. We may not be able to realize any benefits from the ETJ Law in a time frame and a manner consistent with our plans.

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

We may not receive, or may experience delays in receiving, reimbursements from MUDs for certain infrastructure costs we incur, which could adversely affect our liquidity and the profitability of our development projects.

In connection with certain of our development projects, we may incur significant costs to design and construct public infrastructure and related improvements. For certain projects, we expect to receive reimbursements from MUDs for certain infrastructure costs; however, we generally must fund these costs in advance. The amount and timing of MUD reimbursements depends upon each MUD having a sufficient tax base within its district to issue bonds, obtaining the necessary state approval for the sale of the bonds and the successful sale of the bonds, among other things. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain. Any delay or failure to obtain such MUD reimbursements could adversely affect our liquidity and the profitability of our development projects. Refer to “Recent Development Activities” in MD&A and Note 3 for additional discussion of our potential MUD reimbursements.

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

Our operations are subject to environmental regulations, which can change at any time and could increase our costs. Further, evolving governmental and societal expectations on sustainability matters may increase our costs.

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

Sustainability matters have been a focus of society and governments in recent years and opinions and reactions are not uniform and continue to evolve. In addition, some governmental and societal expectations seek to constrain consideration of sustainability matters. Responding to these evolving expectations may continue to increase our costs of assessing and reporting on such matters. If we are unable or are perceived to be unable to appropriately address such matters, our reputation and our business could be adversely impacted. Further, regulatory and societal responses intended to reduce potential climate impacts may increase our costs to develop, operate and maintain our properties, including but not limited to, costs of building materials, energy and utility costs and insurance costs.

We are subject to litigation or other claims, which could materially and adversely affect us.

Lawsuits, claims and proceedings have been and may in the future be instituted or asserted against us. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We intend to defend ourselves vigorously in any litigation that has been or may be instituted against us; however, litigation is inherently uncertain, and we cannot be certain of the ultimate outcomes of any claims that have arisen or may arise. Resolution of these types of matters against us may materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. Litigation, claims or proceedings could also generate negative publicity that could be detrimental to our reputation.

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

Holders of our common stock are entitled to receive dividends only when and if they are declared by our Board. Further, our Fifth Third Bank debt agreements prohibit us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared special cash dividends on our common stock in March 2017 and September 2022 after receiving written consents from Fifth Third Bank, we may decide not to or be unable to pay cash dividends in the future. Fifth Third Bank’s consents to the payment of dividends in March 2017 and September 2022 are not indicative of the bank’s willingness to consent to the payment of future dividends.

Additionally, our Fifth Third Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Fifth Third Bank. We received written consents from Fifth Third Bank in order to implement our current $25.0 million share repurchase program and prior $10.0 million share repurchase program, which was completed in October 2023. Fifth Third Bank’s consents to share repurchase programs in the past are not indicative of the bank’s willingness to consent to any future share repurchase programs. As of March 20, 2026, $19.8 million remained available for the repurchase of shares under our current share repurchase program. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. Our share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice, which may decrease the trading price of our common stock.

Any future declaration of dividends or decision to repurchase our common stock outside of the approved share repurchase program is at the discretion of our Board, subject to restrictions under our Fifth Third Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.
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
•a cybersecurity risk management process with respect to certain third-party service providers;
•an incident response plan that includes procedures for responding to cybersecurity incidents; and
•a disaster recovery and business continuity plan to help minimize the impact of cybersecurity incidents.

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

We have an information technology (IT) Steering Committee consisting of senior management that is responsible for providing input and guidance on IT issues, including cybersecurity matters. Our IT Steering Committee is led by our IT Director and includes senior members from Stratus’ different departments.

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

Our Chief Financial Officer has over 26 years of experience supervising public company IT departments. Our IT Director has over 26 years of experience in the development, implementation and maintenance of public company information systems with a focus on network and IT infrastructure security; over six years of experience in cybersecurity matters, including identifying and assessing cybersecurity risks and developing and implementing cybersecurity risk management strategies and programs; and has completed educational programs in cybersecurity risk management. Our Network Administrator/Security Analyst holds a Master of Science degree in Cybersecurity from a Center of Academic Excellence in Cyber Defense designated university and has four years of experience working with our information systems, including endpoint security software and Security Information and Event Management tool management.

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

Information About Our Executive Officers

Certain information as of March 20, 2026, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	61	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	64	Senior Vice President and Chief Financial Officer
Mr. Armstrong has been employed by us since our inception in 1992. Mr. Armstrong has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998. Mr. Armstrong previously served as President, Chief Operating Officer and Chief Financial Officer, from 1996 to 1998. Mr. Armstrong also serves as a director of Moody National REIT II, Inc., a public real estate investment trust, from September 2017 to present. Mr. Armstrong previously served as a director of Moody National REIT I, Inc., a publicly traded real estate investment trust, from September 2008 until September 2017. Mr. Armstrong previously served as secretary-treasurer of Green Business Certification Inc., an organization that drives implementation of the LEED green building program, from March 2021 to January 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of March 20, 2026, there were 276 holders of record of our common stock including participants in security position listings.

Common Stock Dividends and Share Repurchase Programs

In 2017, we paid a special cash dividend of $1.00 per share (totaling approximately $8 million) on our common stock after the sale of our Oaks at Lakeway project, and in 2022, we paid a special cash dividend of $4.67 per share (totaling approximately $40 million) on our common stock after the sales of Block 21, The Santal and The Saint Mary, in each case after receiving the consent of Fifth Third Bank (formerly Comerica Bank). Our ability to pay dividends is restricted by the terms of our Fifth Third Bank debt agreements, which prohibit us from paying a dividend on our common stock without Fifth Third Bank’s prior written consent. In addition, certain of our project loan agreements contain provisions that restrict our subsidiaries from distributing cash to Stratus, as the parent company. Any future declaration of dividends is at the discretion of our Board of Directors (the Board), subject to restrictions under our Fifth Third Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

In November 2023, with written consent from Fifth Third Bank, our Board approved a share repurchase program, which authorizes repurchases of up to $5.0 million of our common stock. In June 2025, with written consent from Fifth Third Bank, our Board approved an increase the share repurchase program to $25.0 million. As of March 20, 2026, $19.8 million remains available for repurchases under the program. Our Fifth Third Bank debt agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock outside of our approved $25.0 million share repurchase program would require a waiver from Fifth Third Bank. Refer to Part I, Item 1A. “Risk Factors” for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under our share purchase program during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
October 1, 2025 through October 31, 2025	15,950	$20.12	15,950	$21,119,677
November 1, 2025 through November 30, 2025	9,270	19.61	9,270	20,937,871
December 1, 2025 through December 31, 2025	27,662	23.88	27,662	20,277,323
Total	52,882	$22.00	52,882	$20,277,323
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. On June 13, 2025, we announced that our Board approved an increase in the share repurchase program from $5.0 million to up to $25.0 million. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through March 20, 2026, we acquired 235,421 shares of our common stock for a total cost of $5.2 million at an average price of $22.14 per share, and $19.8 million remains available for repurchases under the program.

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

In December 2025, our Board initiated a review of strategic alternatives to maximize stockholder value. On March 24, 2026, after concluding that review and following consultation with external financial, tax and legal advisors, our Board approved, subject to stockholder approval, a plan of complete liquidation and dissolution of us (Plan of Liquidation) and announced an estimated range of potential liquidating distributions. If approved by our stockholders, the Plan of Liquidation provides that we will be dissolved, and we will conduct an orderly sale of all or substantially all of our assets and distribute the net proceeds over time to our stockholders, after payment of or reasonable provision for our liabilities and obligations, in accordance with the provisions of the DGCL. Accordingly, historical results may not be indicative of future periods, and our capital allocation, financing, operating and disposition decisions are being evaluated in light of the Plan of Liquidation.
BUSINESS STRATEGY

Our primary objective is to maximize value for stockholders. On March 24, 2026, after concluding the strategic alternatives review announced in December 2025, our Board approved the Plan of Liquidation and determined to submit it to our stockholders for approval. In connection with the Plan of Liquidation, we announced an estimated range of potential liquidating distributions of $29.73 to $37.69 per share.

Pending stockholder approval of the Plan of Liquidation, our near-term strategy is to preserve and enhance the value of our assets, and, where appropriate, monetize our properties in a manner intended to optimize value, continue to operate and lease our stabilized properties, complete or fund only those development, infrastructure, maintenance and other activities that we believe are necessary or advisable to preserve and enhance value or facilitate monetization, manage our debt and other obligations, seek any required lender, partner and third-party consents, and opportunistically pursue asset sales at times and on terms that our Board believes are favorable. Our capital allocation and financing decisions are being evaluated in light of the Plan of Liquidation and may differ from the approach described in prior periods. If stockholders do not approve the Plan of Liquidation, then we will continue our corporate existence and the Board expects to continue our current business strategy and may further explore strategic alternatives. The Plan of Liquidation has not been approved by our stockholders, and there can be no assurance that stockholder approval will be obtained or that the Plan of Liquidation will be implemented on the currently contemplated terms or timetable. The current business and investment strategy reflected in this report does not reflect our anticipated business and investment strategy if stockholders approve the Plan of Liquidation. For additional discussion, refer to Item 1A. “Risk Factors.”

When deemed appropriate by our Board of Directors (the Board) and permitted pursuant to the terms of our debt agreements, we have returned capital to stockholders, as we did in 2022 and 2017 with special cash dividends totaling approximately $40 million and $8 million, respectively, and as we did during 2022 and 2023 through our $10.0 million share repurchase program, which was completed in October 2023. In November 2023, our Board approved a new $5.0 million share repurchase program, and in June 2025, our Board approved an increase in the share repurchase program to $25.0 million.

Largely as a result of a cash distribution from the Holden Hills Phase 2 partnership and recent property sales, including the sale of Lantana Place – Retail, which generated pre-tax cash proceeds of $26.9 million after selling costs and payoff of the project loan, as of December 31, 2025, we had consolidated cash and cash equivalents of $74.3 million and $17.1 million available under our revolving credit facility, net of $10.0 million of letters of credit committed against the facility. In December 2025, we also entered into an agreement to sell Kingwood Place for $60.8 million. The sale closed in January 2026 and generated $16.2 million in cash proceeds to us after the payoff of the project loan, establishment of a reserve for the remaining costs of the partnership and distributions to noncontrolling interest holders. Refer to Note 6 for further discussion of our debt.

Our current investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. Refer to Note 2. We expect to continue our limited use of our revolving credit facility and to retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business.

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties, debt financings and distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our Leasing Operations segment and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have provided and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021, Block 21 in 2022, Lantana Place – Retail in November 2025, and Kingwood Place in January 2026, the cash distributions from the Holden Hills Phase 1 partnership in 2023 and the Holden Hills Phase 2 partnership in June 2025 and our other property sales in 2024 and 2025.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills Phase 1 joint venture. However, since 2023, we made operating loans, capital contributions and advances to our joint ventures. Refer to Note 2 for further discussion. We anticipate making future operating loans or advances to the limited partnerships for The Annie B and The Saint George totaling up to $3.1 million over the next 12 months. Our estimates of future operating loans or advances are based on estimates of future costs of the partnership. Refer to Note 2 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” and “Capital Resources and Liquidity – Liquidity Outlook” for further discussion. In addition, our development plans for future projects require significant additional capital.

We were challenged by difficult conditions in the real estate business over the past three years. Interest rates, which began rising in 2022, continued to increase during 2023, and costs remained elevated. During 2024, interest rates stabilized, and in the latter part of 2024 and through 2025, interest rates generally declined; however, costs remained elevated. In our markets, retail market fundamentals, such as occupancy and rents, have shown stronger performance compared to the multi-family sector. The market for new suburban multi-family development has continued to face headwinds. Nevertheless, we made important progress executing our business strategy during 2024 and 2025. Accordingly, during this market cycle, we have been working to maintain our business, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value.

As of December 31, 2025, our retail and multi-family portfolio consisted of three stabilized projects, namely The Saint June, Jones Crossing – Retail and Kingwood Place (which we subsequently sold in first-quarter 2026). The Saint George, a multi-family property, was completed in second-quarter 2025 and is currently in lease-up. In second-quarter 2025, we closed on the sale of West Killeen Market for $13.3 million. The sale generated pre-tax net cash proceeds of approximately $7.8 million, after selling costs and payment of the remaining $5.2 million project loan, and a pre-tax gain of approximately $5.0 million. In fourth-quarter 2025, we closed on the sale of Lantana Place – Retail for $57.5 million. The sale generated pre-tax net cash proceeds of approximately $26.9 million, after selling costs and payment of the remaining $29.8 million project loan, and a pre-tax gain of approximately $27.5 million. In January 2026, we closed on the sale of Kingwood Place for $60.8 million. The sale generated pre-tax net cash proceeds of approximately $27.1 million, after selling costs and payment of the remaining $33.0 million project loan. After establishing a reserve for remaining costs of the partnership, we received $16.2 million from the partnership in connection with the sale and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders. We will record a pre-tax gain, net of noncontrolling interests, of approximately $13.4 million in first-quarter 2026.

The Federal Reserve lowered interest rates in September 2024 for the first time in four years, and lowered interest rates again in November and December 2024 and in September, October and December 2025. We took advantage of lower interest rates and the success of our projects to refinance or amend certain of our project loans. In fourth-quarter 2024 and again in September 2025, we extended the maturity of The Saint June construction loan for additional one-year terms at lower rates and generated additional cash proceeds of approximately $2.8 million after closing costs. We also refinanced the Kingwood Place construction loan with a three-year term loan at a lower rate and additional cash proceeds of approximately $2.0 million after partnership expenses and closing costs. In January 2025, we refinanced the Lantana Place construction loan with a four-year term loan at a lower rate and additional cash proceeds of approximately $3.0 million after property taxes and closing costs. In March 2025, we refinanced the Jones Crossing loan with a three-year term loan at a lower rate and additional cash proceeds of approximately $1.2 million after closing costs. Also in March 2025 and again in October 2025, we amended our revolving credit facility, extending the term, lowering the interest rate and reducing the maximum loan amount, in order to reduce our fees associated with the facility.

We also expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline. We believe we have sufficient liquidity and access to capital to sell properties when market conditions are favorable to us and to hold or refinance our properties or to continue to develop our properties, as applicable, through the market cycle. We expect to re-evaluate our strategy as sales and development progress on the projects in our portfolio and as market conditions continue to evolve, and pending stockholder approval of the Plan of Liquidation. However, if the Plan of Liquidation is approved by our stockholders, our business strategy will shift from the continuation of our historical operating and development strategy toward an orderly monetization of assets and winding-down process. Under the Plan of Liquidation, we expect to have the ability to continue to develop and/or complete any projects or activities that are in process, so long as we determine that doing so will increase or otherwise enhance the value of the project, property or asset for sale or other disposition.

OVERVIEW OF FINANCIAL RESULTS FOR 2025

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

Refer to Note 10 and Items 1. and 2. “Business and Properties” for discussion of the assets in our Real Estate Operations and Leasing Operations.

Summary financial results for 2025 and 2024. Our revenues totaled $29.9 million for 2025, compared with $54.2 million for 2024, primarily due to a decrease in revenue from our Real Estate Operations segment, while our Leasing Operations segment remained flat compared with the prior year. The $24.3 million decrease in revenues from our Real Estate Operations segment in 2025, compared to 2024, is primarily a result of the sales of five Amarra Villas homes for a total of $18.9 million, approximately 47 acres of undeveloped land at Magnolia Place for $14.5 million and one Amarra Drive Phase III lot for $1.4 million in 2024, compared with the sales of three Amarra Villas homes for $10.5 million in 2025. Revenues from our Leasing Operations segment in 2025 remained relatively flat compared with 2024. While we saw an increase in revenue from The Saint June, which was in lease-up during 2024, and The Saint George, which began leasing in second-quarter 2025, this was substantially offset by a decrease in revenue as a result of the sales of West Killeen Market and Lantana Place – Retail during 2025. During 2025, we recorded $32.5 million in pre-tax gains on the sales of Lantana Place – Retail and West Killeen Market. During 2024, we recorded a $1.6 million pre-tax gain on the sale of Magnolia Place – Retail. Refer to “Results of Operations” below for further discussion of our segments.

Our net income attributable to common stockholders totaled $12.0 million, or $1.47 per diluted share during 2025, compared to net income attributable to common stockholders of $2.0 million, or $0.24 per diluted share, during 2024.

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

In 2025, the Austin-Round Rock area continued its population growth, although at a lower rate compared to recent years. According to the Texas Demographic Center, between 2020 and 2025, the City of Austin’s estimated population increased by 9.6 percent and Austin is now the fourth largest city in the state of Texas. During that time, the Austin-Round Rock area’s estimated population increased by 13.8 percent. The expanding economy resulted in rising demand for residential housing and retail services. This surge in population growth spurred a rapid increase in multi-family construction. In 2025, supply in the multi-family market grew by 5.1 percent over the previous year. Increased supply caused rental rates to drop by 5.5 percent from the previous year, averaging $1,396 per month. Occupancy rates remained high, however, at 92.4 percent, which was a slight decrease from 2024 occupancy rates at 92.8 percent.

Vacancy rates in the City of Austin, Texas are noted below.

	December 31,
Building Type	2025	2024
Multi-Family Buildings [a]	7.6%	7.2%
Retail Buildings [b]	4.0%	3.4%
a.Colliers, CoStar Group, Inc.
b.Marcus & Millichap Research Services, CoStar Group, Inc.

Our industry has experienced construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightened bank credit. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined but has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. As inflation began to decline, the Federal Reserve’s policy decisions reflected a balancing of progress toward price stability with evolving labor market conditions. Between September 2024 and December 2025, the Federal Reserve lowered the federal funds target rate by 175 basis points on a cumulative basis. Elevated inflation and interest rates increased our costs of materials, services, labor and capital. Changing U.S. tariffs and trade policies commencing in 2025 present additional risks to our business. Refer to Item 1A. Risk Factors for further discussion.

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

We recorded no impairment charges on real estate during 2025 or 2024.

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. We had deferred tax assets (net of deferred tax liabilities and $9.8 million valuation allowances) totaling $206 thousand at December 31, 2025. Refer to Note 7 for further discussion.

Profit Participation Incentive Plan and Long-Term Incentive Plan. Refer to Notes 1 and 8 for our accounting policies related to the Stratus Profit Participation Incentive Plan (PPIP) and Long-Term Incentive Plan (LTIP). During 2025, we credited $72 thousand to project development costs and credited $167 thousand to general and administrative expenses related to the PPIP and LTIP. During 2024, we credited $296 thousand to project development costs and charged $570 thousand to general and administrative expenses related to the PPIP and LTIP. The accrued liability for the PPIP and LTIP totaled $1.7 million at December 31, 2025, and $1.9 million at December 31, 2024 (included in other liabilities).

The most significant assumptions in the estimation of the $1.7 million PPIP and LTIP liability at December 31, 2025 were estimated capitalization rates ranging from 4.50 percent to 6.50 percent, expected remaining service periods ranging from 0.3 years to 2.4 years, and estimated transaction costs ranging from 1.25 percent to 7.40 percent of sale prices. The assumptions for the PPIP and LTIP liability as of December 31, 2024 were estimated capitalization rates ranging from 4.50 percent to 7.22 percent, expected remaining service periods ranging from 0.3 years to 3.1 years, and estimated transaction costs ranging from 1.25 percent to 7.46 percent of sale prices.

RECENT DEVELOPMENT ACTIVITIES

The discussion below focuses on our recent residential and commercial development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Residential. As of December 31, 2025, the number of our residential lots/units that are developed, under development and available for potential development by area are shown below. Estimated development potential reflects management’s estimate of developable lots and units based on our current business plans with respect to real estate owned as of December 31, 2025. Our current business plans may contemplate development of less than the maximum potential development density for individual assets, particularly as it relates to our Barton Creek properties (see footnotes below). As market and financing conditions change, our business and development plans, and therefore, the estimated development potential, could change accordingly. Given timing, land use and development regulations, challenges under the ETJ Law and other factors, we make no assurance that estimated development potential amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

	Residential Lots/Units
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Amarra Drive:
Phase III lot	1	—	—	1
Amarra Villas	2	—	—	2
The Saint June	182	—	—	182
Other homes	—	—	10	10
Holden Hills Phase 1 [b]	—	475	—	475
Holden Hills Phase 2 [b]	—	—	1,412	1,412
Other Barton Creek sections	—	—	2	2
Circle C multi-family	—	—	56	56
The Annie B [c]	—	—	316	316
The Saint George	316	—	—	316
Lakeway	—	—	270	270
Lantana (The Saint Julia) [c]	—	—	212	212
Jones Crossing [c]	—	—	275	275
Magnolia Place	—	—	275	275
New Caney [d]	—	—	275	275
Total Residential Lots/Units	501	475	3,103	4,079
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
b.For further discussion of the ETJ process and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills Phases 1 and 2, refer to “Barton Creek” below. Our current plans include flexibility to develop up to an additional 1,400 multi-family units in Holden Hills Phase 2; our ability to develop this increased density is uncertain and dependent on many factors, including the success of the ETJ Law and the overall project profitability after considering the additional costs of redesign work, and infrastructure and other costs related to increasing the project density. An increase in allowable development density should not be viewed as an indicator of profitability or increased project value, as project valuation is inherently subjective and dependent on a number of market, financial and project-specific factors.
c.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”
d.In March 2026, we entered into a contract to sell the New Caney land.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development within the Amarra development for which we completed site work in 2015. We have been constructing and selling the units over time. The homes average approximately 4,000 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. Between 2017 and 2023, we completed construction of the first 12 homes and sold 10 of the homes. In first-quarter 2024, we completed construction of two of the homes, and we sold two of the homes for a total of $7.6 million. In second-quarter 2024, we sold another Amarra Villas home for $3.6 million. In third-quarter 2024, we completed and sold one Amarra Villas home for $4.0 million. In fourth-quarter 2024, we completed construction of three of the homes and we sold one home for $3.8 million. In second-quarter 2025, we completed construction of the last two homes, and we sold two of the homes for a total of $6.8 million. In fourth-quarter 2025, we sold one of the homes for $3.7 million, leaving two completed homes in inventory as of December 31, 2025. As of March 20, 2026, one home was under contract to sell for $3.6 million, subject to satisfaction of closing conditions, and one home remains available for sale.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family property within the Amarra development. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. We completed the initial lease-up of The Saint June during 2024. As of December 31, 2025, occupancy at The Saint June was 92.9 percent.

Holden Hills Phase 1. Our final large residential development within the Barton Creek community, Holden Hills Phase 1, consists of approximately 495 acres. The current conceptual design of the community features unique luxury residences to be developed in multiple sections with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. We have completed the initial road and utility infrastructure, including the required landscaping, enabling us to obtain Travis County’s acceptance of the roadway. The County’s acceptance of the roadway will permit us to continue efforts to replat Holden Hills Phase 1 in an effort to take advantage of changes in regulations, which we believe may result in improved home sites. As a result of the removal of Holden Hills Phase 1 from Austin’s ETJ pursuant to the ETJ Law, as described below, we may need to modify our development plans for portions of Holden Hills Phase 1 to benefit from the new regulations. We expect to begin executing contracts for sales of the home sites in late March 2026. We may also, in the future, decide to build homes on certain of the home sites, depending on market conditions, available financing and other factors. For additional discussion, refer to Items 1. and 2. “Business and Properties” and Notes 2 and 6.

Further, we entered into a development agreement with the Holden Hills Phase 1 partnership (Development Agreement) pursuant to which, as part of the road and utility infrastructure, the Holden Hills Phase 1 partnership constructed certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land from its previous terminus to Southwest Parkway (the Tecoma Improvements), which cost approximately $15.6 million. The Tecoma Improvements will enable access and provide utilities necessary for the development of Holden Hills Phases 1 and 2. Pursuant to the Development Agreement, we reimbursed the Holden Hills Phase 1 partnership for 60 percent of the costs of the Tecoma Improvements.

We capitalize infrastructure costs and may be eligible to receive Travis County MUD reimbursements for certain infrastructure costs incurred in the Barton Creek area. Portions of the costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements totaling approximately $9.3 million and $6.9 million, respectively, are expected to be eligible to be reimbursed in the future by MUDs. All MUD reimbursements that the Holden Hills Phase 1 partnership receives and is entitled to retain at the partnership level must be applied as payments of principal on the Holden Hills Phase 1 construction loan. The Holden Hills Phase 1 partnership has agreed to deliver to Stratus 60 percent of any MUD reimbursements for Tecoma Improvement costs when such reimbursements are received by the partnership. One of the Barton Creek MUDs has received state approval to sell bonds in second-quarter 2026 that, if successfully sold, will result in reimbursements to the Holden Hills Phase 1 partnership of $8.8 million, which will be used to pay down the Holden Hills Phase 1 construction loan, and $6.8 million to us. The amount and timing of MUD reimbursements depends upon each MUD having a sufficient tax base within its district to issue bonds, obtaining the necessary state approval for the sale of the bonds and the successful sale of the bonds, among other things. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain. MUD reimbursements received for infrastructure costs are recorded as reductions of the related asset’s carrying amount.

Holden Hills Phase 2. Our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community, Holden Hills Phase 2, is adjacent to Holden Hills Phase 1. We are planning both Holden Hills Phase 1 and Holden Hills Phase 2 as one interconnected development branded as Holden Hills. Holden Hills Phase 2 is being designed as a mixed-use project, including a range of commercial and extensive residential uses, surrounded by extensive outdoor recreational and greenspace amenities. We have worked to remove the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and may need to modify our development plans to benefit from the new regulatory scheme, which, under favorable market and financing conditions, could accommodate an increase in design flexibility and development density as compared to our prior plans. If the new regulatory scheme survives challenge, and we are able to benefit from increased design flexibility and density, we cannot be sure whether the added infrastructure and other costs associated with redesign work and increasing density, coupled with market and financing uncertainty, will make increasing density a profitable risk-rewarded venture.

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

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 project, which is expected to be approximately $10.0 million. The Holden Hills Phase 2 partnership intends to use the facility to reimburse Stratus for approximately $2.0 million of project costs, including certain initial project costs of approximately $0.8 million, fund the approved operating budget and fund future partnership activities approved by the partners.

ETJ Process. The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2 from the ETJ of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County in an effort to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. One lawsuit, initially dismissed on procedural and jurisdictional grounds, has been appealed to a three-judge appellate panel, which after hearing argument on the merits, has taken the matter under advisement. There is no certainty as to how or when the appellate court will rule. In addition, on March 13, 2026, we received a letter from the City of Austin challenging the removal of our properties from the ETJ, which the city had previously granted. We are currently reviewing the letter and its merits. If the ETJ Law is upheld and the removal of our property is permitted by the City of Austin, we will work to confirm whether the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. If the ETJ Law is not upheld or the City of Austin does not permit the removal of our property from the ETJ, there may be substantial adverse impacts to our development plans, including reduction in aggregate development density, and additional cost and delay. In light of the challenges to the ETJ Law, and depending on the outcome of those challenges, our development plans for portions of Holden Hills Phases 1 and 2 may need to be modified. For additional discussion, refer to Item 1A. “Risk Factors.”

The Saint George
The Saint George is a luxury wrap-style multi-family property in north central Austin, with approximately 316 units comprised of studio, one- and two- bedroom units and an attached parking garage. We purchased the land and entered into third-party equity financing for the project in December 2021. We entered into a construction loan for the property and began construction in third-quarter 2022. The first units were available for occupancy in April 2025 and the property was completed in second-quarter 2025. As of March 20, 2026, we had signed leases for approximately 73 percent of the units. Refer to Notes 2 and 6 for further discussion.

In April 2025, a water leak occurred at The Saint George when construction was nearing completion and initial resident move-ins were occurring, resulting in damage that cost $1.9 million to remediate and repair. The event was filed as a builder’s risk insurance claim. Remediation and repairs were completed in second-quarter 2025. Costs of the remediation and repairs to The Saint George Apartments, L.P., to the extent not covered by the insurance company and the general contractor, are currently estimated to be no more than $1.0 million.

Circle C Community
As of December 31, 2025, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units. We are pursuing rezoning that would change the permitted land use of the commercial component to multi-family.

Lakeway Multi-Family
After extensive negotiation with the City of Lakeway, utility suppliers and neighboring property owners, during 2023 we secured the right to develop a multi-family project on approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area. The multi-family project is expected to utilize the road, drainage and utility infrastructure we are required to build, subject to certain conditions, which is secured by a $2.3 million letter of credit under our revolving credit facility. Construction of the required road infrastructure began in fourth-quarter 2025 and is expected to be completed by the end of 2026. Under our current strategy, our goal is to prepare the site for construction on the multi-family project or to sell the site, as soon as infrastructure construction is complete and market conditions warrant. Refer to Note 6 and “Capital Resources and Liquidity – Revolving Credit Facility and Other Financing Arrangements” below for additional discussion.

The Annie B
In third-quarter 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury residential units. Stratus Block 150, L.P. raised $11.7 million in third-party equity capital and entered into a $14.0 million loan to finance part of the costs of land acquisition and budgeted pre-development costs for The Annie B. We continue to work to finalize our development plans and to evaluate whether the project is more profitable as a for rent or for sale product. Under our current strategy, our goal is to prepare the site for construction to commence as soon as financing and other market conditions warrant. Refer to Notes 2 and 6 for additional discussion.

Magnolia Place
In first-quarter 2024, we completed the sale of approximately 47 acres planned for a second phase of retail development, all remaining pad sites and up to 600 multi-family units, for $14.5 million. In connection with the sale, the Magnolia Place construction loan with a balance of $8.8 million was repaid. Following this sale, we retained our potential development of approximately 11 acres planned for 275 multi-family units and approximately $10 million of costs potentially reimbursable in the future by the Magnolia MUD. The Magnolia MUD has received state approval to sell bonds in second-quarter 2026 that, if successfully sold, will result in reimbursements to us of $1.8 million.

Other Residential
We have advanced development plans for The Saint Julia, an approximately 210-unit multi-family project that is part of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. Under our current strategy, our goal is to prepare the site for construction to commence as soon as financing and/or market conditions warrant.

Jones Crossing is an H-E-B grocery anchored, mixed-use development located in College Station, Texas that also includes a 21-acre multi-family component. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Commercial. As of December 31, 2025, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development are shown below. Estimated development potential reflects management’s estimate of developable gross square feet based on our current business plans with respect to real estate owned as of December 31, 2025. Our current business plans may contemplate development of less than the maximum potential development density for individual assets, particularly as it relates to our Barton Creek properties (see footnotes a and b below). As market and financing conditions change, our business and development plans, and therefore, the estimated development potential, could change accordingly. Given timing, land use and development regulations, challenges under the ETJ Law and other factors, we make no assurance that estimated development potential amounts will become actual density to the extent we complete development of assets for which we have made such estimates.

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Holden Hills Phase 2 [b]	—	—	1,560,810	1,560,810
Circle C [c]	—	—	660,985	660,985
Lantana:
Tract G07	—	—	160,000	160,000
Jones Crossing [d]	154,092	—	104,750	258,842
Kingwood Place [e]	151,877	—	—	151,877
New Caney [f]	—	—	145,000	145,000
The Annie B [g]	—	—	8,325	8,325
Other Austin	—	—	7,285	7,285
Total Square Feet	305,969	—	2,735,236	3,041,205
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
b.Refer to Items 1. and 2. “Business and Properties” for further discussion of recent legal developments and ongoing development planning that may result in changes in our development plans and increased densities for Holden Hills Phase 2. Our current plans include flexibility to develop up to an additional 800,000 square feet of commercial space in Holden Hills Phase 2; our ability to develop this increased density is uncertain and dependent on many factors, including the success of the ETJ Law and the overall project profitability after considering the additional costs of redesign work, and infrastructure and other costs related to increasing the project density. An increase in allowable development density should not be viewed as an indicator of profitability or increased project value, as project valuation is inherently subjective and dependent on a number of market, financial and project-specific factors.
c.We are pursuing rezoning of approximately 216 undeveloped acres planned for 660,985 square feet of commercial space from commercial use to multi-family use.
d.In March 2026, we received an offer for this property and are negotiating a sales contract.
e.In January 2026, we sold this property.
f.In March 2026, we entered into a contract to sell the New Caney land.
g.For a discussion of this project, refer to Items 1. and 2. “Business and Properties.”

Stabilized Retail Projects
We own and operate the following stabilized retail projects that we developed:
•Jones Crossing is our H-E-B-anchored mixed-use development in College Station, Texas, the location of Texas A&M University. As of December 31, 2025, we had signed leases for substantially all of the completed retail space, including the H-E-B grocery store, totaling 154,092 square feet, and ground leases on two retail pad sites. As of December 31, 2025, we had approximately 22 undeveloped commercial acres with estimated future development potential of approximately 104,750 square feet of commercial space and up to seven retail pad sites available for lease. As previously discussed, we received an offer for the retail component, including undeveloped commercial acreage, of Jones Crossing of $46.5 million and are negotiating a sales contract. There can be no assurance that a sales contract will be completed or a sale consummated.

In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated pre-tax net cash proceeds of approximately $8.6 million and a pre-tax gain of $1.6 million.

In second-quarter 2025, we closed on the sale of West Killeen Market for $13.3 million, generating pre-tax net cash proceeds of approximately $7.8 million, after selling costs and payment of the remaining $5.2 million project loan, and a pre-tax gain of approximately $5.0 million.

In fourth-quarter 2025, we closed on the sale of Lantana Place – Retail for $57.5 million. The sale generated pre-tax net cash proceeds of approximately $26.9 million, after selling costs and payment of the remaining $29.8 million project loan, and a pre-tax gain of approximately $27.5 million.

In January 2026, we closed on the sale of Kingwood Place for $60.8 million. The sale generated pre-tax net cash proceeds of approximately $27.1 million, after selling costs and payment of the remaining $33.0 million project loan. After establishing a reserve for remaining costs of the partnership, we received $16.2 million from the partnership in connection with the sale and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders. We will record a pre-tax gain, net of noncontrolling interests, of approximately $13.4 million in first-quarter 2026.

RESULTS OF OPERATIONS

Because of numerous factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Years Ended December 31,
	2025	2024
Operating (loss) income:
Real Estate Operations [a]	$(10,722)	$4,727
Leasing Operations [b]	36,298	8,070
General and administrative expenses [c]	(14,786)	(14,952)
Operating income (loss)	$10,790	$(2,155)
Net income (loss)	$2,804	$(1,908)
Net income attributable to common stockholders	$11,982	$1,956
a.Includes sales commissions and other revenues together with related expenses. The year ended December 31, 2025 includes a charge of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating a potential project that was terminated in third-quarter 2025. It also includes a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by us for a share of historical costs incurred to develop the land. The year ended December 31, 2024 includes a charge of $721 thousand to write off previously capitalized costs related to a change in development plans for one property.
b.The year ended December 31, 2025 includes an approximately $27.5 million pre-tax gain on the sale of Lantana Place – Retail, an approximately $5.0 million pre-tax gain on the sale of West Killeen Market and a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway. The year ended December 31, 2024 includes a pre-tax gain on the sale of Magnolia Place – Retail of approximately $1.6 million.
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

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Years Ended December 31,
	2025	2024
Revenues:
Developed property sales	$10,460	$20,348
Undeveloped property sales	—	14,500
Commissions and other	138	39
Total revenues	10,598	34,887
Expenses:
Cost of real estate sold	(9,595)	(23,894)
Property taxes and insurance	(1,244)	(1,145)
Lease expense	(1,140)	(1,140)
Professional fees	(4,557)	(2,134)
Allocated overhead costs	(2,221)	(977)
Other segment items	(2,363)	(689)
Depreciation and amortization	(200)	(181)
Operating (loss) income	$(10,722)	$4,727

Developed Property Sales. The following table summarizes our developed property sales (in thousands):

	Years Ended December 31,
	2025			2024
	Lots/Homes	Revenues	Average Cost per Lot/Home	Lots/Homes	Revenues	Average Cost per Lot/Home
Barton Creek – Amarra Drive:
Amarra Villas homes	3	$10,460	$3,198	5	$18,948	$3,162
Phase III lot	—	—	—	1	1,400	389
Total Residential	3	$10,460		6	$20,348

The decrease in revenues from developed property sales for 2025, compared to 2024, reflects the sales of five Amarra Villas homes in 2024 compared to three Amarra Villas homes in 2025. In 2024, we also sold one Amarra Drive Phase III lot for $1.4 million. As of December 31, 2025, one developed Phase III lot and two completed Amarra Villas homes remained unsold.

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

Cost of real estate sold is directly related to property sales. Cost of real estate sold decreased $14.3 million in 2025, compared to 2024, primarily due to the sale of undeveloped property at Magnolia Place and the sales of five Amarra Villas homes in 2024 compared to three Amarra Villas homes in 2025.

In third-quarter 2025, we terminated a lease for a potential development project in Austin, Texas, and recorded a charge to professional fees of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project and fees previously paid to the lessor to extend the review period. In third-quarter 2024, we recorded a charge to professional fees of approximately $721 thousand charge to write off previously capitalized costs related to a change in development plans for one property. The formation of the Holden Hills Phase 2 partnership also contributed to the increase in professional fees and allocated overhead costs in our Real Estate Operations segment.

Other segment items primarily include advertising, property owner association fees, maintenance and utilities. In 2025, we recorded a $1.0 million charge to write off receivables, included in other assets on the consolidated balance sheet, from owners of properties previously sold by us for a share of historical costs incurred to develop the land.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Years Ended December 31,
	2025	2024
Rental revenue	$19,316	$19,296
Expenses:
Property taxes and insurance	(3,925)	(3,066)
Maintenance and repairs	(2,031)	(2,024)
Property management fees and payroll	(1,202)	(918)
Utilities	(666)	(478)
Other segment items	(1,154)	(984)
Depreciation	(6,770)	(5,382)
Gain on sales of assets	32,730	1,626
Operating income	$36,298	$8,070

Rental Revenue. In 2025, rental revenue included revenue from our retail and mixed use properties Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail and West Killeen Market and our multi-family properties, The Saint June and The Saint George. In second-quarter 2025, we sold West Killeen Market and began recognizing revenue from the lease-up of The Saint George. In fourth-quarter 2025, we sold Lantana Place – Retail. In 2024, rental revenue included revenue from our retail and mixed use properties Lantana Place – Retail, Kingwood Place, Jones Crossing – Retail, West Killeen Market and Magnolia Place – Retail and our multi-family property, The Saint June. In third-quarter 2024, we sold Magnolia Place – Retail. Rental revenue in 2025 remained relatively flat compared with 2024. While we saw an increase in revenue from The Saint June, which was in lease-up during 2024, and The Saint George, which began leasing in second-quarter 2025, this was substantially offset by a decrease in revenue resulting from the sales of West Killeen Market and Lantana Place – Retail during 2025. In January 2026, we closed on the sale of Kingwood Place, which made up approximately 21 percent of rental revenue for both years.

Leasing Operations Expenses. Leasing Operations expenses include property taxes and insurance, maintenance and repairs, property management fees and payroll, utilities, other segment items and depreciation. Other segment items primarily include amortization of leasing costs, property owner association fees, professional and consulting fees, and office and computer equipment. Increases in Leasing Operations expenses in 2025 were primarily attributable to the commencement of leasing operations at The Saint George in second-quarter 2025 partially offset by decreases resulting from the sales of West Killeen Market and Lantana Place – Retail during 2025. Approximately 12 percent and 14 percent of Leasing Operations expenses (excluding gain on sale of assets) were attributable to Kingwood Place for 2025 and 2024, respectively.

Gain on Sales of Assets. In fourth-quarter 2025, we closed on the sale of Lantana Place – Retail for $57.5 million. The sale generated a pre-tax gain of approximately $27.5 million. In second-quarter 2025, we closed on the sale of West Killeen Market for $13.3 million. The sale generated a pre-tax gain of approximately $5.0 million. The year 2025 also includes a portion of a previously deferred gain of $0.2 million related to The Oaks of Lakeway in first-quarter 2025. In third-quarter 2024, we closed on the sale of Magnolia Place – Retail for $8.9 million. The sale generated a pre-tax gain of $1.6 million.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $14.9 million in 2025 and $15.7 million in 2024. As of December 31, 2025, all of our debt was variable-rate debt, and for all such debt, the interest rates have decreased over the past year primarily from amending or refinancing loans with lower rates as well as overall interest rates declining. Refer to Note 6 and “Debt Maturities and Other Contractual Obligations” for additional information.

Capitalized interest totaled $13.4 million for 2025 and $15.7 million for 2024. Capitalized interest in 2025 was primarily related to development activities at Holden Hills Phases 1 and 2. It also included capitalized interest related to the development of The Saint George before it was completed in second-quarter 2025. Capitalized interest in 2024 was primarily related to development activities at our Barton Creek properties (primarily Amarra Villas and Holden Hills Phases 1 and 2) and The Saint George.

Provision for Income Taxes. We recorded provisions for income taxes of $5.3 million in 2025 and $0.4 million in 2024. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $206 thousand at December 31, 2025, and $153 thousand at December 31, 2024. Refer to Note 7 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners’ share of losses totaled $9.2 million and $3.9 million in 2025 and 2024, respectively. The increase in 2025 was primarily due to the initial operating losses for The Saint George, which was completed in second-quarter 2025.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

On March 24, 2026, our Board approved the Plan of Liquidation and announced an estimated range of potential liquidating distributions of $29.73 to $37.69 per share. The Plan of Liquidation remains subject to stockholder approval and other contingencies, including obtaining lender, partner and other third-party consents. If the Plan of Liquidation is approved, during the liquidation process, our sources and uses of liquidity may differ materially from those described in prior periods. In addition to ordinary course operating, leasing, development and debt service needs, our liquidity planning now includes additional potential asset sale costs, debt repayment and prepayment costs, taxes, professional fees, employee retention or severance costs, reserves for known, contingent and future claims and other winding-down expenses. Refer to Item 1A. “Risk Factors.”

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $29.9 million in 2025 and $5.8 million in 2024. Expenditures for purchases and development of real estate properties totaled $24.8 million in 2025, primarily related to development of Holden Hills Phase 1, and $29.5 million in 2024, primarily related to development of Holden Hills Phase 1 and Amarra Villas.

Investing Activities. Cash provided by (used in) investing activities totaled $61.0 million in 2025 and $(21.5) million in 2024. In 2025, we received cash proceeds after selling costs from the sales of Lantana Place – Retail and West Killeen Market of $69.7 million. Also, during 2025, our investing cash flows included $0.4 million of MUD reimbursements of infrastructure costs incurred for development of The Saint June. Capital expenditures totaled $8.1 million for 2025, primarily related to The Saint George, and $29.1 million for 2024, primarily related to The Saint George and to a lesser extent for tenant improvements at Lantana Place – Retail.

Financing Activities. Cash provided by financing activities totaled $22.3 million in 2025 and $16.1 million in 2024. During 2025, we borrowed and repaid $4.0 million on the Fifth Third Bank (formerly Comerica Bank) revolving credit facility. In 2024, we had no borrowings or repayments on the Fifth Third Bank revolving credit facility. Net repayments on project loans totaled $21.3 million in 2025, primarily reflecting the payoffs of the Lantana Place loan, the West Killeen Market construction loan and the Amarra Villas credit facility and paydowns of The Annie B land loan, partially offset by the borrowings from the Holden Hills Phase 1 and The Saint George construction loans and the refinancing of the Lantana Place and The Saint June construction loans and the Jones Crossing loan. Net borrowings were $15.7 million in 2024 and primarily reflect borrowings on The Saint George and Holden Hills Phase 1 construction loans and the Amarra Villas credit facility and the refinancing of the Kingwood Place construction loan, partially offset by the payoff of the Magnolia Place construction loan and paydowns on the Amarra Villas credit facility and The Annie B land loan. Refer to the table “Debt Maturities and Other Contractual Obligations” below for a presentation of our outstanding debt and principal maturities for the years ending December 31, 2026 through 2030 and thereafter.

During 2025, we received a contribution of $47.8 million from a noncontrolling interest holder related to the Holden Hills Phase 2 partnership. Also, during 2025, the Class B limited partner contributed additional capital of $2.9 million in cash to The Saint George Apartments, L.P., representing its 90 percent share to support the partnership’s ability to pay debt service and project costs, including costs related to water leak damage remediation and repairs described in “Recent Development Activities.” Also, during 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds as well as reduced our debt service requirements, we paid distributions of $1.2 million to noncontrolling interest holders. We also paid distributions of $614 thousand to the noncontrolling interest holder of The Saint June, L.P. During 2024, the Class B limited partner contributed additional capital of $3.6 million in cash, to The Saint George Apartments, L.P., representing its 90 percent share to support the partnership’s ability to pay its construction loan interest.

In November 2023, with written consent from Fifth Third Bank, our Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of our common stock. In June 2025, with written consent from Fifth Third Bank, our Board approved an increase in the share repurchase program from up to $5.0 million to up to $25.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. In 2025, we acquired 153,849 shares of our common stock under the share repurchase program for a total cost of $3.1 million at an average price of $20.36 per share. Through March 20, 2026, we acquired 235,421 shares of our common stock for a total cost of $5.2 million at an average price of $22.14 per share, and $19.8 million remains available for repurchases under the program.

Revolving Credit Facility and Other Financing Arrangements
As of December 31, 2025, we had $74.3 million in cash and cash equivalents and restricted cash of $0.3 million, and no amount was borrowed under our revolving credit facility. Of the $74.3 million in consolidated cash and cash equivalents at December 31, 2025, $2.7 million held at certain consolidated subsidiaries is subject to restrictions on distribution to the parent company pursuant to project loan agreements. In 2025 and 2024, development and asset management fees of $1.0 million and $2.2 million, respectively, were paid by the limited partnerships to Stratus. The payments of these intercompany fees resulted in increases in cash available to the parent company, and the income to Stratus and cost to the partnerships have been eliminated in the consolidated financial statements.

At December 31, 2025, we had total debt of $143.8 million based on the principal amounts outstanding, compared with $163.7 million at December 31, 2024. As of December 31, 2025, the maximum amount that could be borrowed under the Fifth Third Bank revolving credit facility was $27.1 million, resulting in availability of $17.1 million, net of letters of credit totaling $10.0 million issued under the revolving credit facility. In first-quarter 2026, based on updated property appraisals received, the maximum amount that could be borrowed under the revolving credit facility was increased to $28.1 million. Also, $6.6 million letters of credit relating to Holden Hills Phase 1 were terminated upon completion of the related obligations and the aggregate amount of letters of credit committed against the facility was reduced to $3.4 million. The availability under the revolving credit facility was $24.7 million, net of letters of credit, as of March 20, 2026. Refer to Note 6 for additional discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of December 31, 2025.

We have made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In 2024, we made operating loans totaling $3.5 million. In 2025, we made operating loans totaling $2.6 million. As of December 31, 2025, our operating loans to Stratus Block 150, L.P. totaled $8.3 million. In February 2026, Stratus made an operating loan of $550 thousand, and one of the Class B limited partners made an operating loan of $250 thousand.

Stratus and the Class B limited partner have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which exceeded the amount anticipated because of prior interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. The Saint June partnership allows for up to $3.0 million of distributions to the partners prior to the repayment of the operating loans. In 2024, Stratus made operating loans totaling $424 thousand, and the Class B limited partner made an operating loan of $504 thousand. In fourth-quarter 2024, operating loan repayments of $463 thousand and $260 thousand were made to Stratus and the Class B limited partner, respectively. As of December 31, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

In January 2025, the Lantana Place construction loan was refinanced with a new loan of $29.8 million with a maturity of February 1, 2029. The interest rate on the new loan was one-month Term SOFR plus 2.35 percent, with a floor of 0.00 percent, and monthly payments of interest only on the loan were scheduled for the first year of the term, with monthly principal and interest payments based on a 30-year amortization scheduled thereafter. After paying off the prior loan and paying property taxes and closing costs, Stratus received approximately $3.0 million in net cash proceeds. This loan was repaid in connection with the sale of Lantana Place – Retail in November 2025.

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

In September 2025, The Saint June construction loan was modified to (i) extend the maturity date of the loan to October 2, 2027; (ii) provide for advances of an additional $1.5 million, bringing the outstanding principal balance of the loan to $32.9 million with no funds remaining available for additional principal advances; (iii) decrease the interest rate applicable margin from 2.35 percent to 2.00 percent; (iv) eliminate the requirement to make monthly principal payments prior to maturity; and (v) add a new property-level minimum debt yield financial covenant, which replaced a property-level debt service coverage ratio. If the debt yield financial covenant is not met, the principal balance of the loan must be paid down in an amount sufficient to achieve the minimum debt yield. The amendments permit the partnership to distribute up to $1.5 million to the partners. Accordingly, the loan bears interest at one-month Term SOFR plus 2.00 percent, subject to a 3.50 percent floor. Payments of interest only on the Loan are due monthly with the outstanding principal due at maturity. After closing costs, the partnership used the remaining portion of the $1.3 million proceeds of the loan to establish reserves for partnership expenses and make cash distributions to the partners. In 2025, The Saint June, L.P. made distributions of approximately $614 thousand and $318 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

In first-quarter 2026, the Holden Hills Phase 1 construction loan was amended to provide a short-term extension of the maturity date to June 8, 2026, while we negotiate a longer-term extension with the lender.

We expect that, if market rates continue to decline, interest on our outstanding debt, all of which is variable rate, will continue to decline.

Most of our debt agreements require compliance with specified financial covenants. The Saint June construction loan includes a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Fifth Third Bank revolving credit facility, The Annie B land loan, and The Saint June, The Saint George and the Holden Hills Phase 1 construction loans include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Fifth Third Bank revolving credit facility, The Annie B land loan, and The Saint George and the Holden Hills Phase 1 construction loans also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of not more than 50 percent. As of December 31, 2025, we were in compliance with all of our financial covenants.

Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equity holders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change in management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Fifth Third Bank revolving credit facility, The Annie B land loan, and The Saint George and the Holden Hills Phase 1 construction loans require Fifth Third Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with our current $25.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Fifth Third Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

The Plan of Liquidation may require consents, waivers, refinancings or other accommodations under certain of our debt arrangements and project-level agreements. In addition, certain partnership agreements and other contracts may contain consent rights, distribution restrictions, buy-sell provisions, transfer restrictions or other terms that may affect the timing, structure or proceeds of asset sales or cash distributions to us or our stockholders. There can be no assurance that any such consents, waivers or accommodations will be obtained on acceptable terms or at all.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Fifth Third Bank revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project level financing. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of March 20, 2026, we, as the parent company, guaranteed the payment of all of the project loans, except for the Jones Crossing loan. Our guarantee of the Jones Crossing loan is generally limited to non-recourse carve-out obligations. Our payment guarantee on The Saint June construction loan is limited to 50.0 percent and on The Saint George construction loan is limited to 25.0 percent until certain conditions are met. Refer to Note 6 for additional discussion.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2025 (in thousands), excluding debt related to Kingwood Place which is presented in liabilities held for sale (subsequently sold in January 2026):

	2026	2027	2028	2029	2030	Thereafter	Total
Fifth Third Bank revolving credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	24,000	—		—	24,000
The Annie B land loan	599	11,172	—	—	—	—	11,771
Construction loans:
The Saint George [b]	52,533	—	—	—	—	—	52,533
The Saint June [c]	—	33,376	—	—	—	—	33,376
Holden Hills Phase 1 [d]	22,081	—	—	—	—	—	22,081
Total	$75,213	$44,548	$24,000	$—	$—	$—	$143,761
a.In January 2026, the Fifth Third Bank revolving credit facility was amended. The new maturity date is March 27, 2028.
b.The maturity date is July 19, 2026. We are currently evaluating options to modify or refinance the loan and expect to extend or refinance the loan on or before the maturity date.
c.Includes operating loans from our third-party partner of $493 thousand.
d.In first-quarter 2026, the Holden Hills Phase 1 construction loan was amended to provide a short-term extension of the maturity date to June 8, 2026, while we negotiate a longer-term extension with the lender.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented, excluding debt related to Kingwood Place which is presented in liabilities held for sale (subsequently sold in January 2026):

	December 31,
	2025	2024
Fifth Third Bank revolving credit facility [a]	7.43%	—%
Jones Crossing loan	6.17	7.57
The Annie B land loan	7.38	8.25
Lantana Place loan [b]	—	7.52
Construction loans:
The Saint George	6.73	7.53
The Saint June	6.53	7.90
Holden Hills Phase 1	7.34	8.15
West Killeen Market [c]	—	7.89
Amarra Villas credit facility [d]	—	8.33
a.In second-quarter 2025, we repaid the amount outstanding on the revolving credit facility. We did not have an outstanding balance during 2024. At December 31, 2025, the interest rate for the revolving credit facility was 6.97 percent.
b.In November 2025, we repaid this loan in connection with the sale of the property.
c.In May 2025, we paid this loan in connection with the sale of the property.
d.In June 2025, the credit facility was terminated after the outstanding balance was repaid.

Estimated interest payments during 2026 will total approximately $6.2 million, based on debt balances and scheduled maturities as of December 31, 2025, and interest rates in effect as of December 31, 2025.

LIQUIDITY OUTLOOK

We had firm commitments totaling approximately $5 million at December 31, 2025 primarily related to construction of the road and utility infrastructure we are required to build in Lakeway, Texas, and Holden Hills Phase 1, and as of March 20, 2026, we have not started construction on any new projects. In first-quarter 2026, we made an operating loan to the Annie B partnership of $550 thousand, and one of the Class B limited partners made an operating loan of $250 thousand. In first-quarter 2026, we also advanced $124 thousand to the Holden Hills Phase 1 partnership, $891 thousand to the Holden Hills Phase 2 partnership and $1.8 million to The Saint George partnership. The Holden Hills Phase 1 partnership is in discussions to modify the construction loan to increase the loan commitment amount and expects to use these funds to reimburse Stratus, as approved by the partners. The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility and intends to use the facility to reimburse Stratus, as approved by the partners. We also anticipate making future operating loans or advances to the Annie B and The Saint George partnerships totaling up to $3.1 million over the next 12 months to enable the partnerships to pay debt service. The operating loans for the Annie B partnership would bear interest at one-month Term SOFR plus 5.00 percent, would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners. Refer to Note 9 for further discussion of future cash requirements.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (Jones Crossing – Retail and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. We expect to sell additional Amarra Villas homes and may sell other properties. For other projected pre-development costs, much of which are discretionary and projected general and administrative expenses, we had cash and cash equivalents of $74.3 million at December 31, 2025 and availability under our revolving credit facility (which matures on March 27, 2028) of approximately $17.1 million as of December 31, 2025 which is expected to be sufficient to fund these cash requirements for the next 12 months.

However, if the Plan of Liquidation is approved by our stockholders, our liquidity outlook and capital allocation priorities will shift from the continuation of our historical operating and development strategy toward an orderly monetization of assets and winding-down process. As a result, the timing and amount of capital expenditures, project funding, debt repayment, reserve establishment, taxes, professional fees and other cash uses could differ materially from prior expectations, and the amount and timing of any liquidating distributions will depend on future asset sales, liabilities, expenses and other factors.

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

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance and business strategy.

Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the Plan of Liquidation, including the availability, timing and amount of potential future distributions to stockholders, the timing of asset sales and whether and when the sales of the retail component of Jones Crossing, the New Caney land and an Amarra Villas home will be completed, and our estimated pre-tax proceeds from these sales, inflation, interest rates, tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans, advances or capital contributions to our joint ventures, potential costs for which The Saint George Apartments, L.P. may be responsible for the remediation and repair of damage caused by the water leak at The Saint George, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, including projected costs and estimated times to complete construction, plans to sell, recapitalize or refinance properties and estimated timing for closing properties under contract, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation and the letter from the City of Austin challenging the removal of our property from the ETJ, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

Under our Fifth Third Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Fifth Third Bank’s prior written consent, which we obtained in connection with our current $25.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock outside the approved share repurchase program is at the discretion of our Board, subject to restrictions under our Fifth Third Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the risks associated with the Plan of Liquidation, including the availability, timing and amount of the distributions to stockholders in connection with the Plan of Liquidation, including changes in the amount and timing of the total liquidating distributions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations, the amounts that will need to be set aside by us, the adequacy of such reserves to satisfy our obligations, risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the Plan of Liquidation, our ability to favorably resolve potential tax claims, any litigation matters, including any litigation relating to the Plan of Liquidation and related matters, and other unresolved contingent liabilities, our ability to successfully execute the Plan of Liquidation, including the ability to market and sell all or substantially all of our assets, the amount of proceeds that might be realized from the sale or other disposition of our assets, the application of, and any changes in, applicable tax laws, regulations, administrative practices, principles and interpretations, the incurrence of expenses and the diversion of management’s time in connection with the Plan of Liquidation, our ability to retain and hire key personnel, consultants and other resources and maintain relationships with partners, suppliers, employees, stockholders and others as we carry out the Plan of Liquidation and on our operating results and business generally, the possibility of converting to a liquidating trust or other liquidating entity, the possibility that our stockholders will not approve the Plan of Liquidation, the ability of our Board to abandon, modify or delay implementation of the Plan of Liquidation, even after stockholder approval, potential adverse effects on our stock price from the announcement, suspension or consummation of the Plan of Liquidation, the occurrence of any event, change or other circumstances, including market, regulatory and other factors, that could give rise to the termination of the Plan of Liquidation, whether we and the purchasers will satisfy our respective obligations and conditions to closing under the agreements or offers, as applicable, for the retail component of Jones Crossing, the New Caney land and an Amarra Villas home in the anticipated timeframe or at all, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, inflation and elevated interest rates, the effect of changes in tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, the outcome of our analysis and discussions with the insurance company and general contractor regarding responsibility for payment of costs to remediate and repair the damage caused by the water leak at The Saint George, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, including the timing and resolution of the challenges to the ETJ Law and our ability to implement revised development plans in light of the ETJ Law and the letter from the City of Austin, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stratus Properties Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 11 to the consolidated financial statements, subsequent to December 31, 2025, the Company’s Board of Directors approved the pursuit of a plan of liquidation and dissolution. The plan of liquidation remains subject to stockholder approval and other contingencies, including obtaining lender, partner and other third-party consents. Liquidation was not considered imminent at December 31, 2025, and the consolidated financial statements have been prepared on a going-concern basis. Our opinion is not modified with respect to this matter.

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

Impairment assessment on real estate assets - Refer to Notes 1 and 3 to the consolidated financial statements

The Company's real estate assets at December 31, 2025 consist primarily of held for sale real estate assets of $8,476,000, real estate under development of $186,093,000, real estate held for investment, net of $167,471,000 and land available for development of $74,529,000. During 2025, the Company did not recognize any impairment charges.

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

For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset's carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property's carrying amount over its fair value. The Company's undiscounted cash flows are subjective and are based, in part, on estimates and assumptions such as real estate prices, pace of sales, sales and marketing costs, infrastructure development costs and capitalization rates. In the event a property's carrying amount is not recoverable, the Company determines fair value based on appraised values, adjusted for estimated costs to sell. Evaluation of appraisals is subjective and is based, in part, on estimates and assumptions such as real estate prices, market rental rates, capitalization rates, and discount rates that could differ materially from actual results.

Significant judgment is exercised by management in evaluating the recoverability and fair value of the real estate assets noted above. Given these factors, the related audit effort in evaluating management’s judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of real estate assets for impairment at December 31, 2025 included, among other things, the following:

•We obtained an understanding and evaluated the design of internal controls over management's identification of possible circumstances that may indicate impairment and management’s evaluation of the recoverability of the carrying amount of real estate assets.
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

We have served as the Company's auditor since 2022.

/s/ CohnReznick LLP

Frisco, Texas
March 27, 2026

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$74,288	$20,178
Restricted cash	335	976
Real estate held for sale	8,476	11,211
Real estate under development	186,093	274,105
Land available for development	74,529	63,097
Real estate held for investment, net	167,471	103,723
Lease right-of-use assets	10,237	10,088
Deferred tax assets	206	153
Other assets	4,691	11,932
Assets held for sale	37,102	37,143
Total assets	$563,428	$532,606

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,589	$10,061
Accrued liabilities, including taxes	10,118	7,100
Debt	142,957	162,445
Lease liabilities	16,033	15,436
Deferred gain	833	1,810
Other liabilities	4,432	5,252
Liabilities held for sale	33,387	32,935
Total liabilities	216,349	235,039

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized, 9,792 and 9,685 shares issued, respectively and 7,959 and 8,023 shares outstanding, respectively	98	97
Capital in excess of par value of common stock	202,256	200,972
Retained earnings	40,583	28,601
Common stock held in treasury, 1,833 shares and 1,662 shares at cost, respectively	(38,451)	(34,965)
Total stockholders’ equity	204,486	194,705
Noncontrolling interests in subsidiaries	142,593	102,862
Total equity	347,079	297,567
Total liabilities and equity	$563,428	$532,606
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2025	2024
Revenues:
Real Estate Operations	$10,598	$34,887
Leasing Operations	19,316	19,296
Total revenues	29,914	54,183
Cost of sales:
Real Estate Operations	21,120	29,979
Leasing Operations	8,978	7,470
Depreciation and amortization	6,970	5,563
Total cost of sales	37,068	43,012
General and administrative expenses	14,786	14,952
Gain on sales of assets	(32,730)	(1,626)
Total	19,124	56,338
Operating income (loss)	10,790	(2,155)
Interest expense, net	(1,515)	—
Loss on interest rate cap agreements	(23)	—
Loss on extinguishment of debt	(549)	(69)
Other (loss) income, net	(618)	758
Net income (loss) before income taxes	8,085	(1,466)
Provision for income taxes	(5,281)	(442)
Net income (loss) and total comprehensive income (loss)	2,804	(1,908)
Total comprehensive loss attributable to noncontrolling interests	9,178	3,864
Net income and total comprehensive income attributable to common stockholders	$11,982	$1,956

Basic net income per share attributable to common stockholders	$1.49	$0.24

Diluted net income per share attributable to common stockholders	$1.47	$0.24

Weighted-average shares of common stock outstanding:
Basic	8,035	8,059
Diluted	8,147	8,189
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$2,804	$(1,908)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,970	5,563
Cost of real estate sold	8,890	22,357
Loss on interest rate cap agreements	23	—
Loss on extinguishment of debt	549	69
Gain on sales of assets	(32,730)	(1,626)
Stock-based compensation	1,261	1,722
Debt issuance cost amortization	1,405	1,352
Deferred income taxes	(53)	20
Purchases and development of real estate properties	(24,811)	(29,525)
Write-off of capitalized project costs	2,880	721
Decrease (increase) in other assets	762	(43)
Increase (decrease) in accounts payable, accrued liabilities and other	2,154	(4,542)
Net cash used in operating activities	(29,896)	(5,840)

Cash flow from investing activities:
Capital expenditures	(8,145)	(29,136)
Proceeds from sale of assets, net of selling costs	69,710	8,586
Municipal utility district (MUD) reimbursements	409	—
Payments on master lease obligations	(948)	(990)
Net cash provided by (used in) investing activities	61,026	(21,540)

Cash flow from financing activities:
Borrowings from credit facility	4,000	—
Payments on credit facility	(4,000)	—
Borrowings from project and term loans	64,679	73,648
Payments on project and term loans	(86,024)	(57,913)
Payment of dividends	(246)	(376)
Finance lease principal payments	(17)	(16)
Stock-based awards net payments	(336)	(376)
Purchases of treasury stock	(3,150)	(1,592)
Noncontrolling interests’ distributions	(1,845)	—
Noncontrolling interests’ contributions	50,754	3,600
Financing costs	(1,476)	(873)
Net cash provided by financing activities	22,339	16,102
Net increase (decrease) in cash, cash equivalents and restricted cash	53,469	(11,278)
Cash, cash equivalents and restricted cash at beginning of year	21,154	32,432
Cash, cash equivalents and restricted cash at end of year	$74,623	$21,154
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Retained Earnings	Number of Shares	At Cost	Total	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2023	9,586	$96	$197,735	$26,645	1,583	$(32,997)	$191,479	$103,126	$294,605
Common stock repurchases	—	—	—	—	63	(1,592)	(1,592)	—	(1,592)
Vested stock-based awards	99	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	24	—	—	—	24	—	24
Stock-based compensation	—	—	1,722	—	—	—	1,722	—	1,722
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,492	—	—	—	1,492	—	1,492
Tender of shares for stock-based awards	—	—	—	—	16	(376)	(376)	—	(376)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	3,600	3,600
Total comprehensive income (loss)	—	—	—	1,956	—	—	1,956	(3,864)	(1,908)
Balance at December 31, 2024	9,685	97	200,972	28,601	1,662	(34,965)	194,705	102,862	297,567
Common stock repurchases	—	—	—	—	154	(3,136)	(3,136)	—	(3,136)
Excise tax on treasury stock purchases	—	—	—	—	—	(14)	(14)	—	(14)
Vested stock-based awards	107	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	24	—	—	—	24	—	24
Stock-based compensation	—	—	1,261	—	—	—	1,261	—	1,261
Tender of shares for stock-based awards	—	—	—	—	17	(336)	(336)	—	(336)
Noncontrolling interests’ distributions	—	—	—	—	—	—	—	(1,845)	(1,845)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	50,754	50,754
Total comprehensive income (loss)	—	—	—	11,982	—	—	11,982	(9,178)	2,804
Balance at December 31, 2025	9,792	$98	$202,256	$40,583	1,833	$(38,451)	$204,486	$142,593	$347,079
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

Concentration of Risks. Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an adverse effect on Stratus’ business, results of operations and financial condition. Stratus has taken steps to obtain Federal Deposit Insurance Corporation (FDIC) protection for much of its cash deposits; however it typically has some cash balances on deposit with banks in excess of FDIC-insured limits. Any loss of uninsured deposits could have an adverse effect on Stratus’ future financial condition, liquidity and operations. To help address this risk, as of December 31, 2025, $71.0 million was invested in a government securities mutual fund or an FDIC insured cash sweep platform.

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

Restricted cash. Stratus’ restricted cash of $0.3 million is comprised of bank deposits.

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

Accrued Property Taxes. Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $3.7 million at December 31, 2025 and $5.2 million at December 31, 2024.

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

Cost of Sales. Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold, properties held for sale, and land available for development, such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2025	2024
Cost of developed property sales	$9,594	$15,812
Cost of undeveloped property sales	—	8,082
Leasing operations	8,978	7,470
Project expenses and allocation of overhead costs (see below)	7,597	5,644
Depreciation and amortization	6,970	5,563
Other, net	3,929	441
Total cost of sales	$37,068	$43,012

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

Advertising Costs. Advertising costs are charged to expense as incurred and are included as a component of cost of sales. Advertising costs totaled $0.4 million in 2025 and $0.2 million in 2024.

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

	Years Ended December 31,
	2025	2024
Net income (loss) and total comprehensive income (loss)	$2,804	$(1,908)
Total comprehensive loss attributable to noncontrolling interests	9,178	3,864
Net income and total comprehensive income attributable to common stockholders	$11,982	$1,956

Basic weighted-average shares of common stock outstanding	8,035	8,059
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	112	130
Diluted weighted-average shares of common stock outstanding	8,147	8,189

Basic net income per share attributable to common stockholders	$1.49	$0.24

Diluted net income per share attributable to common stockholders	$1.47	$0.24
a.Excludes approximately 21 thousand shares in 2025 of common stock associated with RSUs that were anti-dilutive. Excludes approximately 14 thousand shares in 2024 of common stock associated with RSUs that were anti-dilutive.
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

Related Party Transactions. Refer to Note 2 for discussion of LCHM Holdings, LLC (LCHM), its manager, and JBM Trust, which are related parties as a result of LCHM’s representation on Stratus’ Board of Directors (the Board). LCHM and JBM Trust have invested in certain of Stratus’ limited partnerships.

In April 2022, Stratus hired the son of Stratus’ President and Chief Executive Officer as an employee at an annual salary of $100 thousand. As an employee, he received the same health and retirement benefits provided to all Stratus employees and was eligible for annual incentive awards and for awards under the PPIP and LTIP. Stratus granted him awards under its PPIP in two approved development projects. In first-quarter 2023, he received

$22 thousand as an annual incentive award for 2022, and his annual salary was increased to $120 thousand. In first-quarter 2024, he received $22 thousand as an annual incentive award for 2023, and his annual salary was increased to $124 thousand. In September 2024, the employee resigned from employment with Stratus, resulting in the forfeiture of his two outstanding awards under the PPIP. Refer to Note 8 for discussion of the PPIP and LTIP.

Reclassifications. For comparative purposes, certain prior year amounts have been reclassified to conform with current year presentation. The reclassifications relate to Stratus’ presentation of Kingwood Place assets and liabilities as held for sale as of December 31, 2025 and 2024. Refer to Note 4 for a discussion of the Kingwood Place sale.

Recently Issued Accounting Standards. In December 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose a tabular rate reconciliation of both percentages and reporting currency amounts on an annual basis. The ASU also requires disclosure of information on amount of income taxes paid disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024. Stratus applied the amendments in this ASU on a prospective basis, beginning for the tax year ended December 31, 2025, as outlined in the rate reconciliation in Note 7.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosure in the notes to the financial statements of certain costs and expenses presented on the face of the income statement, on an interim and annual basis. This ASU also requires additional footnote disclosure about selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and early adoption is permitted. Stratus is currently assessing adoption timing and the effect that the updated standard will have on its financial statement disclosures.

NOTE 2. LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships:

Partnership	Indirect Equity Interest
Holden Hills, L.P.	50.00%
Holden Hills Phase 2, L.P. [a]	50.00%
Stratus Block 150, L.P.	31.00%
Stratus Kingwood Place, L.P. [b]	60.00%
The Saint George Apartments, L.P.	10.00%
The Saint June, L.P.	34.13%
a.Holden Hills Phase 2, L.P. was formed in second-quarter 2025 – see discussion below.
b.Kingwood Place was sold in January 2026. Refer to Note 4 for further discussion.
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

Stratus has the authority to manage the day-to-day operations of the Holden Hills Phase 1 partnership, subject to approval rights of the Class B limited partner for specified “major decisions,” including project and operating budgets, the business plan and amendments thereto; sales, leases or transfers of any portion of the Holden Hills Phase 1 Project to any partner, affiliate of any partner, or to any unaffiliated third party other than as contemplated in the business plan; incurring any debt, mortgage or guaranty; capital calls in excess of those previously agreed upon; admitting a new partner; and certain transfers of direct or indirect interests in the Holden Hills Phase 1 partnership. The business plan includes rights of first refusal in favor of the Class B limited partner for sale of luxury residence sites to be developed in distinct communities or “pods” to a third party. Any party can initiate a buy-sell at any time by written notice to the other partner, specifying the buyout price.

Stratus has entered into a development agreement with the Holden Hills Phase 1 partnership pursuant to which the Holden Hills Phase 1 partnership has constructed certain street, drainage, water, sidewalk, electric and gas improvements in order to extend the Tecoma Circle roadway on Holden Hills Phase 2 land owned by Stratus from its current terminus to Southwest Parkway (the Tecoma Improvements), and Stratus reimbursed the partnership for 60 percent of the costs.

The Holden Hills Phase 1 partnership has agreed to pay Stratus a development management fee of 4 percent of certain construction costs of the Holden Hills Phase 1 Project, and an asset management fee of $150 thousand per year starting 15 months after the start of construction, which occurred in first-quarter 2023, payable from available cash flow after debt service.

In 2023, the Holden Hills Phase 1 partnership entered into a loan agreement to finance the road and utility infrastructure of the Holden Hills Phase 1 Project. The Holden Hills Phase 1 construction loan is secured by the Holden Hills Phase 1 Project and guaranteed by Stratus. Refer to Note 6 for discussion of the loan agreement.

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

The Holden Hills Phase 2 partnership is working to establish a separate revolving credit facility for the Holden Hills Phase 2 Project, which is expected to be approximately $10.0 million. The Holden Hills Phase 2 partnership intends to use the facility to reimburse the Class A limited partner for approximately $2.0 million of project costs, including certain initial project costs as described above, fund the approved operating budget and fund future partnership activities approved by the partners.

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

In first-quarter 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of December 31, 2025, Stratus holds, in the aggregate, a 31.0 percent indirect equity interest in Stratus Block 150, L.P. No individual Class B limited partner has an equity interest greater than 25.0 percent. One of the participants in the private placement offering, JBM Trust, which purchased a limited partnership interest initially representing a 5.9 percent equity interest in Stratus Block 150, L.P., has a trustee who also serves as sole manager of LCHM.

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

Stratus Kingwood Place, L.P. In August 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.8 million loan, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, an H-E-B-anchored mixed-use development project (Kingwood Place). Two of the participants in the Kingwood Offering, LCHM and JBM Trust, each purchased Kingwood Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P.

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

In December 2018, the Kingwood, L.P., entered into a construction loan agreement, which provided for a loan totaling $32.9 million to finance a portion of the costs associated with construction of Kingwood Place, which was subsequently modified and increased to $35.4 million in January 2020. Approximately $15 million was funded by borrower equity, contributed by Stratus and private equity investors. In November 2024, the Kingwood, L.P. entered into a three-year loan agreement for $33.0 million (the Kingwood loan) to refinance the construction loan, which was repaid in connection with the sale of Kingwood Place in January 2026.

In October 2019, Stratus acquired an unrelated equity investor’s 33.33 percent interest in the Kingwood, L.P. for $5.8 million. Following the acquisition, Stratus has a 60.0 percent interest in the Kingwood, L.P. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion.

As discussed further in Note 4, the Kingwood L.P. sold Kingwood Place in January 2026. In connection with the sale, Stratus received $16.2 million from the Kingwood L.P. and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders, including $1.8 million to each of LCHM and JBM Trust.

The Saint George Apartments, L.P. In November 2021, The Saint George Apartments, L.P. (The Saint George partnership), a Texas limited partnership and subsidiary of Stratus, was formed to purchase land and develop, construct and lease The Saint George, a 316-unit luxury wrap-style multi-family property in Austin. In December 2021, The Saint George partnership purchased the land for the project for $18.5 million. In December 2021, an unrelated equity investor contributed $18.3 million to The Saint George partnership for a 90.0 percent interest. In July 2022, The Saint George partnership entered into a construction loan agreement. Borrowings on the construction loan are secured by The Saint George, and Stratus guarantees repayment of 25 percent of the outstanding balance of the loan until certain conditions are met. Refer to Note 6 for further discussion of the loan agreement. In connection with closing the construction financing, Stratus made an additional capital contribution of $1.7 million and the unaffiliated Class B limited partner made an additional capital contribution of $15.0 million, bringing Stratus’ total capital contributions to $3.7 million (consisting of pursuit costs and $2.2 million in cash) and the Class B limited partner’s total capital contributions to $33.4 million. Stratus has a 10.0 percent interest in The Saint George partnership. Stratus’ potential returns may increase above its relative equity interest if negotiated return hurdles are achieved. Refer to “Potential Returns” below for further discussion.

The Saint George partnership is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner has the authority to manage the day-to-day operations of the partnership, subject to approval rights of the limited partners for specified matters. The general partner manages The Saint George partnership in exchange for an asset management fee of $300 thousand per year beginning two years after the commencement of construction of The Saint George, which occurred in third-quarter 2022, and earned a development management fee of 4 percent of certain construction costs for The Saint George. The limited partnership agreement contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests. Transfers of interests in the partnership are subject to substantial restrictions.

The Saint June, L.P. In June 2021, The Saint June, L.P., a Texas limited partnership and a subsidiary of Stratus, entered into a construction loan to develop The Saint June, a 182-unit luxury garden-style multi-family property within the Amarra development of the Barton Creek community in Austin, Texas. The loan is secured by The Saint June, and Stratus guarantees repayment of 50 percent of the outstanding balance of the loan. Refer to Note 6 for further discussion of this loan.

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

Up to $3.0 million of distributions to the partners are permitted between September 1, 2025 through September 30, 2027 prior to the partnership’s repayment of the operating loans discussed below.

Operating Loans, Advances and Capital Contributions to Partnerships; Distributions from Partnerships. Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at the one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In 2024, Stratus made operating loans totaling $3.5 million. In 2025, Stratus made operating loans totaling $2.6 million. As of December 31, 2025, Stratus’ operating loans to Stratus Block 150, L.P. totaled $8.3 million. In February 2026, Stratus made an operating loan of $550 thousand, and one of the Class B limited partners made an operating loan of $250 thousand.

In 2023 and 2024, Stratus and the Class B limited partner in The Saint June partnership made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which exceeded the amount anticipated because of prior interest rate increases. The loans bear interest at one-month Term SOFR plus five percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. The Saint June partnership allows for up to $3.0 million of distributions to the partners prior to the repayment of the operating loans. In 2024, Stratus made operating loans totaling $424 thousand, and the Class B limited partner made an operating loan of $504 thousand. In fourth-quarter 2024, operating loan repayments of $463 thousand and $260 thousand were made to Stratus and the Class B limited partner, respectively. As of December 31, 2025, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

As of December 31, 2025, Stratus had advanced $1.5 million to the Holden Hills Phase 1 partnership to fund costs not included in the original project budget. In first-quarter 2026, Stratus advanced $124 thousand to the Holden Hills Phase 1 partnership. The partnership is in discussions to modify the construction loan to increase the loan commitment amount and expects to use these funds to reimburse Stratus, as approved by the partners. As described above, as of December 31, 2025, Stratus had advanced approximately $2.0 million to the Holden Hills Phase 2 partnership to fund certain project costs. In first-quarter 2026, Stratus advanced $891 thousand to the Holden Hills Phase 2 partnership.

In 2024 and 2025, Stratus and the Class B limited partner contributed additional capital to The Saint George partnership to support the partnership’s ability to pay its construction loan interest, which exceeded the amount budgeted due to interest rate increases, and other project costs, including costs related to damage remediation and repairs for a water leak that occurred in April 2025. In 2025, Stratus contributed additional capital of $323 thousand in cash to The Saint George partnership, representing its 10 percent equity share, and the Class B limited partner contributed additional capital of $2.9 million in cash to The Saint George partnership. In 2024, Stratus contributed additional capital of $400 thousand in cash to The Saint George partnership, representing its 10 percent share, and the Class B limited partner contributed additional capital of $3.6 million in cash, each to The Saint George partnership. In first-quarter 2026, Stratus advanced $1.8 million to The Saint George partnership.

In 2025, in connection with the refinancing of the Kingwood Place construction loan in November 2024, which generated additional cash proceeds as well as reduced the partnership’s debt service requirements, Kingwood, L.P. made distributions of $1.2 million and $1.8 million to the Class B limited partners in the Kingwood partnership and Stratus, respectively. Also in 2025, The Saint June, L.P. made distributions totaling approximately $614 thousand and $318 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

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

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that all of these limited partnerships are VIEs and that Stratus is the primary beneficiary of each VIE. Accordingly, the partnerships’ financial statements are consolidated in Stratus’ consolidated financial statements. Stratus will continue to re-evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

The cash and cash equivalents held at these limited partnerships are subject to restrictions on distribution to the partners, including Stratus, pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands), except those related to Kingwood Place that are presented as held for sale in Stratus’ consolidated balance sheets. All intercompany balances are eliminated. Refer to Note 4 for further details of the Kingwood Place sale and assets and liabilities held for sale.

	December 31,
	2025	2024
Assets: [a]
Cash and cash equivalents	$4,627	$11,096
Restricted cash	123	572
Real estate under development	144,828	143,743
Land available for development	34,971	34,597
Real estate held for investment, net	148,494	48,948
Lease right-of-use assets	—	148
Other assets	779	509
Total assets	333,822	239,613
Liabilities: [b]
Accounts payable	5,752	7,399
Accrued liabilities, including taxes	2,696	3,136
Debt	119,296	107,682
Lease liabilities	—	148
Other liabilities	313	133
Total liabilities	128,057	118,498
Net assets	$205,765	$121,115
a.Substantially all of the assets are available to settle obligations of the partnerships only.
b.All of the debt is guaranteed by Stratus until certain conditions are met as provided in the applicable partnership loan agreements except for The Saint June construction loan, for which Stratus has a 50 percent repayment guaranty obligation, and The Saint George construction loan, for which Stratus has a 25 percent repayment guaranty obligation. Refer to Note 6 for further discussion. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus.

NOTE 3.  REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2025	2024
Real estate held for sale:
Developed lots and completed homes	$8,476	$11,211

Real estate under development:
Acreage, multi-family units, commercial square footage and homes	186,093	274,105

Land available for development:
Undeveloped acreage	74,529	63,097

Real estate held for investment:
The Saint George	102,250	—
The Saint June	51,365	50,974
Jones Crossing	25,378	25,278
Lantana Place	—	33,861
West Killeen Market	—	9,483
Furniture, fixtures and equipment	810	764
Total	179,803	120,360
Accumulated depreciation	(12,332)	(16,637)
Total real estate held for investment, net	167,471	103,723
Total real estate, net	$436,569	$452,136

Real estate held for sale. Real estate held for sale includes developed lots and completed homes. Developed lots include individual tracts of land that have been developed and permitted for residential use. As of December 31, 2025, Stratus owned one developed lot in Amarra Drive Phase III and two completed Amarra Villas homes.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction. Stratus’ real estate under development as of December 31, 2025 decreased from December 31, 2024, primarily as a result of completing The Saint George and reclassifying it to real estate held for investment. The decrease was partially offset by the development costs for Holden Hills Phases 1 and 2.

In November 2017, the City of Magnolia and the state of Texas approved the creation of a municipal utility district (MUD) which provides an opportunity for Stratus to recoup certain road and utility infrastructure costs incurred in connection with the development of Magnolia Place. Real estate under development as of December 31, 2025, includes approximately $10 million of costs eligible for reimbursement by the Magnolia MUD.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2025 included land permitted for residential and commercial development and vacant pad sites at Jones Crossing.

Real estate held for investment. The Saint George is a luxury wrap-style multi-family property consisting of 316 units. The Saint June is a luxury garden-style multi-family property consisting of 182 units. Jones Crossing includes 154,092 square-feet and leased pad sites for the first phase of the retail component of an H-E-B-anchored, mixed-use development.

Capitalized interest. Stratus recorded capitalized interest of $13.4 million in 2025 and $15.7 million in 2024.

NOTE 4. ASSET SALES
Kingwood Place. In January 2026, the Kingwood, L.P. sold Kingwood Place for $60.8 million. The sale generated pre-tax net cash proceeds of approximately $27.1 million, after selling costs and payment of the $33.0 million project loan. After establishing a reserve for remaining costs of the partnership, Stratus received $16.2 million from the partnership in connection with the sale and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders. See Note 2 for further discussion of the Kingwood, L.P. and the Kingwood Place project.

The assets and liabilities of Kingwood Place have been reported as held for sale in the consolidated balance sheets for all periods presented. The carrying amounts of the major classes of assets and liabilities related to the sale follow (in thousands):

	December 31,
	2025	2024
Assets:
Land available for development	$1,967	$1,912
Real estate held for investment, net	32,468	32,529
Other assets	2,667	2,702
Total assets held for sale	$37,102	$37,143
Liabilities:
Accrued liabilities	$460	$191
Debt	32,600	32,408
Other liabilities	327	336
Total liabilities held for sale	$33,387	$32,935

Kingwood Place had rental revenue of $4.1 million in both 2025 and 2024, and operating income of $1.7 million in 2025 and $2.0 million in 2024. Interest expense on the Kingwood Place loan was $2.0 million in 2025 and $2.3 million in 2024.

Lantana Place. In fourth-quarter 2025, Stratus completed the sale of Lantana Place – Retail for $57.5 million. The sale generated pre-tax net cash proceeds of approximately $26.9 million, after selling costs and payment of the $29.8 million project loan, and a pre-tax gain of approximately $27.5 million.

West Killeen Market. In second-quarter 2025, Stratus completed the sale of West Killeen Market for $13.3 million, generating pre-tax net cash proceeds of approximately $7.8 million, after selling costs and payment of the $5.2 million project loan, and a pre-tax gain of approximately $5.0 million.

Amarra Drive. In fourth-quarter 2024, Stratus sold one Amarra Drive Phase III lot for $1.4 million.

Amarra Villas. In fourth-quarter 2025, Stratus sold one Amarra Villas home for $3.7 million. In second-quarter 2025, Stratus sold two Amarra Villas homes for a total of $6.8 million. In connection with the sales in second-quarter 2025, the Amarra Villas credit facility, which had a balance of $1.7 million, was repaid. In fourth-quarter 2024, Stratus sold one Amarra Villas home for $3.8 million. In third-quarter 2024, Stratus sold one Amarra Villas home for $4.0 million. In second-quarter 2024, Stratus sold one Amarra Villas home for $3.6 million. In first-quarter 2024, Stratus sold two Amarra Villas homes for a total of $7.6 million.

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

A summary of the carrying amount and fair value of Stratus’ interest rate cap follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Interest Rate Cap	$—	$—	$19	$19

Interest Rate Cap Agreement. In November 2024, a Stratus subsidiary paid $27,400 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 6.00 percent, a notional amount of $33.0 million (the principal amount of the Kingwood loan) and an expiration date of December 1, 2026. In March 2025, College Station 1892 Properties, L.L.C. paid $4,800 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 5.00 percent, a notional amount of $24.0 million (the principal amount of the Jones Crossing loan) and an expiration date of April 1, 2026.

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

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2025	2024

Fifth Third Bank revolving credit facility [a]	$—	$—
Jones Crossing loan,
average interest rate of 6.17% in 2025 and 7.57% in 2024	23,661	22,428
The Annie B land loan,
average interest rate of 7.38% in 2025 and 8.25% in 2024	11,732	12,568
Lantana Place loan, [b]
average interest rate of —% in 2025 and 7.52% in 2024	—	25,509
Construction loans:
The Saint George construction loan,
average interest rate of 6.73% in 2025 and 7.53% in 2024	52,327	47,741
The Saint June construction loan,
average interest rate of 6.53% in 2025 and 7.90% in 2024	33,202	32,109
Holden Hills Phase 1 construction loan,
average interest rate of 7.34% in 2025 and 8.15% in 2024	22,035	15,265
West Killeen Market construction loan, [c]
average interest rate of —% in 2025 and 7.89% in 2024	—	5,194
Amarra Villas credit facility, [d]
average interest rate of —% in 2025 and 8.33% in 2024	—	1,631
Total debt [e]	$142,957	$162,445
a.In second-quarter 2025, Stratus repaid the amount outstanding on the revolving credit facility. Stratus did not have an outstanding balance during 2024. At December 31, 2025, the interest rate for the revolving credit facility was 6.97 percent.
b.In November 2025, Stratus repaid this loan in connection with the sale of the property.
c.In May 2025, Stratus repaid this loan in connection with the sale of the property.
d.In June 2025, Stratus repaid the outstanding balance under this credit facility and the credit facility was terminated.
e.Includes net reductions for unamortized debt issuance costs of $0.8 million at December 31, 2025, and $1.2 million at December 31, 2024. Excludes debt related to Kingwood Place which is presented in liabilities held for sale. Kingwood Place was sold in January 2026 (refer to Note 4).

Fifth Third Bank revolving credit facility. As of December 31, 2025, the maximum amount that could be borrowed under the Fifth Third Bank (formerly Comerica Bank) revolving credit facility was $27.1 million, resulting in availability of $17.1 million, net of letters of credit. As of December 31, 2025, letters of credit, totaling $10.0 million, had been issued under the revolving credit facility, $7.4 million of which secure Stratus’ obligation to build certain roads and utilities facilities benefiting both Holden Hills Phases 1 and 2 and $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway. In first-quarter 2026, based on updated property appraisals received, the maximum amount that could be borrowed under the revolving credit facility was increased to $28.1 million. Also, $6.6 million letters of credit relating to Holden Hills Phase 1 were terminated upon completion of the related obligations and the aggregate amount of letters of credit committed against the facility was reduced to $3.4 million. The availability under the revolving credit facility was $24.7 million, net of letters of credit, as of March 20, 2026. The loan is secured by substantially all assets that do not serve as security for project loans. The loan agreement requires Stratus to maintain a net asset value, as defined in the loan agreement, of $125 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. Fifth Third Bank’s prior written consent is required for any common stock repurchases in excess of $1.0 million and any dividend payments.

In January 2025, the Fifth Third Bank revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility from $13.3 million to $15.6 million. In February 2025,

Stratus entered into an additional $2.3 million letter of credit to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2, resulting in outstanding letters of credit totaling $15.6 million. In May and November 2025, $4.0 million and $1.6 million letters of credit, respectively, relating to Holden Hills Phase 1 were terminated upon completion of the related obligations and the aggregate amount of letters of credit committed against the facility was reduced to $10.0 million.

In March 2025, Stratus entered into an amendment to its revolving credit facility, which (i) extended the maturity date to March 27, 2027, (ii) lowered the interest rate to one-month Term SOFR plus 0.10 percent (with a floor of 0.50 percent), plus 3.00 percent and (iii) lowered the maximum loan amount to the lesser of $55.0 million or the borrowing base limit.

In June 2025, the Holden Hills Phase 2 property was removed from the borrowing base for the revolving credit facility, in anticipation of a potential separate revolving credit facility for the property, and the maximum amount that could be borrowed was reduced. Also, in June 2025, after the Amarra Villas credit facility was fully repaid and terminated, the remaining three Amarra Villas homes were added to the borrowing base for the Fifth Third Bank revolving credit facility. The net effect of these changes was a decrease of $24.8 million to the maximum amount that could be borrowed at that time.

In October 2025, Stratus entered into an amendment to its revolving credit facility that further reduced the maximum loan amount to the lesser of $35.0 million or the borrowing base limit, in order to reduce Stratus’ fees associated with the facility.

In January 2026, Stratus entered into an amendment to its revolving credit facility that extended the maturity date to March 27, 2028.

Jones Crossing loan. In June 2021, College Station 1892 Properties, L.L.C., a Stratus wholly-owned subsidiary, entered into a $24.5 million loan with Regions Bank (the prior Jones Crossing loan) to refinance the construction loan. In March 2025, College Station 1892 Properties, L.L.C. entered into a loan with Brighthouse Life Insurance Company to refinance the prior Jones Crossing loan (the Jones Crossing loan). The Jones Crossing loan has a principal amount of $24.0 million and matures April 1, 2028. The Jones Crossing loan bears interest at one-month Term SOFR plus 1.95 percent, with a floor of 3.00 percent. Payments of interest only on the Jones Crossing loan are due monthly with the outstanding principal due at maturity. College Station 1892 Properties, L.L.C. may prepay all, but not a portion, of the Jones Crossing loan; provided that a prepayment prior to April 1, 2026 is subject to a yield maintenance premium payment. The Jones Crossing loan is secured by the Jones Crossing – Retail project. Stratus has provided a guaranty limited to certain non-recourse carve-out obligations and an environmental indemnification. After paying off the prior Jones Crossing loan and closing costs, Stratus received approximately $1.2 million in net cash proceeds.

The Annie B land loan. In September 2021, Stratus Block 150, L.P. entered into an 18-month, $14.0 million land loan with Fifth Third Bank to acquire the land for The Annie B project (The Annie B land loan). In February 2023, Stratus Block 150, L.P. entered into a modification agreement that extended the maturity date of the loan to March 1, 2024, and changed the interest rate to one-month BSBY Rate (with a floor of 0.50 percent) plus 3.00 percent. In connection with the modification agreement, Stratus Block 150, LP, escrowed an interest reserve of $0.6 million with the lender. The Annie B land loan is guaranteed by Stratus and secured by The Annie B project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent and places certain restrictions on distributions from the partnership to its partners, including Stratus. The Annie B land loan requires Fifth Third Banks’ prior written consent for any Stratus common stock repurchases in excess of $1.0 million or any dividend payments. In February 2024, The Annie B land loan was modified to extend the maturity to September 1, 2025, and change the interest rate to Term SOFR plus 3.00 percent. Under the Annie B land loan, Term SOFR is defined as one-month Term SOFR plus 0.10 percent and is subject to a floor of 0.50 percent. In connection with the modification, Stratus made a $1.4 million principal payment on the loan and made another principal payment of $630 thousand in February 2025. In July 2025, The Annie B land loan was modified to extend the maturity date to September 1, 2027. Monthly principal payments of $49,875 in addition to interest are required during the extended term.

Lantana Place loan. In 2017, Lantana Place, L.L.C., a Stratus wholly-owned subsidiary, entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place. In January 2025, Lantana Place, L.L.C. entered into a four-year $29.8 million loan with

Broadway National Bank to refinance the Lantana Place construction loan (the Lantana Place loan). In November 2025, the Lantana Place loan was repaid in full in connection with the sale of Lantana Place – Retail.

The Saint George construction loan. In July 2022, The Saint George partnership entered into a $56.8 million loan with Fifth Third Bank to provide financing for the construction of The Saint George multi-family project. The construction loan has a maturity date of July 19, 2026, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions, including the applicable debt service coverage ratios, and the payment of an extension fee for each extension. Advances under the construction loan bore interest at one-month BSBY Rate (with a floor of 0.00 percent) plus 2.35 percent. In November 2024, in connection with the discontinuance of the BSBY benchmark rate, the benchmark rate applicable to advances under the construction loan was changed to one-month Term SOFR plus 0.10 percent (with a floor of 0.00 percent), plus 2.35 percent.

Payments of interest only on the construction loan are due monthly through July 19, 2026, with the outstanding principal due at maturity. During any extension periods, the principal balance of the construction loan will be payable in monthly installments of principal and interest based on a 30-year amortization calculated at 6.50 percent with the outstanding principal due at maturity.

Borrowings on the construction loan are secured by The Saint George and are guaranteed by Stratus. Stratus provided a full completion guaranty and 25.0 percent repayment guaranty, which will be eliminated once the project meets specified conditions including a debt service coverage ratio of at least 1.20 to 1.00 and confirmation that the loan-to-value ratio does not exceed 65.0 percent. Notwithstanding the foregoing, Stratus remains liable for customary carve-out obligations and environmental indemnity. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of not more than 50.0 percent. The Saint George partnership is not permitted to make distributions to its partners, including Stratus, while the loan remains outstanding.

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

Accordingly, the loan bears interest at one-month Term SOFR plus 2.00 percent, subject to a 3.50 percent floor. Payments of interest only on the Loan are due monthly with the outstanding principal due at maturity. After closing costs, the partnership used the remaining portion of the $1.3 million proceeds of the loan to establish reserves for partnership expenses and make cash distributions to the partners. In 2025, The Saint June, L.P. made distributions totaling approximately $614 thousand and $318 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

The loan is secured by The Saint June and was initially fully guaranteed by Stratus. However, the guaranty converted to a 50.0 percent repayment guaranty upon completion of construction of The Saint June. Notwithstanding the foregoing, Stratus will remain liable for customary carve-out obligations and environmental indemnity. Stratus is also required to maintain a net asset value, as defined by the guaranty, of $125.0 million and liquid assets of at least $10.0 million.

Holden Hills Phase 1 construction loan. In February 2023, the Holden Hills Phase 1 partnership entered into a loan agreement with Fifth Third Bank to finance the development of road and utility infrastructure of the Holden Hills Phase 1 Project.

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

In first-quarter 2026, Stratus modified the loan to provide a short-term extension of the maturity date to June 8, 2026, while Stratus negotiates a longer-term extension with the lender.

West Killeen Market construction loan. In 2016, a Stratus wholly-owned subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to finance a portion of the construction of West Killeen Market. In May 2025, this loan was repaid in full in connection with the sale of West Killeen Market.

Amarra Villas credit facility. In March 2019, two Stratus wholly-owned subsidiaries entered into an amended and restated loan agreement with Fifth Third Bank relating to the construction of the Amarra Villas project. In June 2025, Stratus made a $1.7 million principal payment on the Amarra Villas credit facility upon the closing of a sale of one of the Amarra Villas homes, which fully repaid the credit facility, and the credit facility was terminated.

Financial Covenants and Compliance. Stratus’ and its subsidiaries’ debt arrangements, including Stratus’ guaranty agreements, contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equity holders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control or change of management; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. As of December 31, 2025, Stratus and its subsidiaries were in compliance with the financial covenants contained in the financing agreements discussed above.

Interest Payments. Interest paid on debt totaled $11.4 million in 2025 and $12.0 million in 2024, including $1.4 million and $3.5 million, respectively, funded by construction loans.

Maturities. Maturities of debt based on the principal amounts and terms outstanding at December 31, 2025 total $75.2 million in 2026, $44.5 million in 2027 and $24.0 million in 2028.

NOTE 7. INCOME TAXES
Stratus’ provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current
Federal	$4,870	$165
State - Texas	464	257
Deferred
Federal	—	—
State - Texas	(53)	20
Provision for income taxes	$5,281	$442

The components of deferred income taxes follow (in thousands):

	December 31,
	2025	2024
Deferred tax assets and liabilities:
Real estate, leasing operations assets and facilities	$9,501	$8,427
Employee benefit accruals	628	821
Other assets	3,611	4,132
Charitable contributions	—	2
Net operating loss credit carryforwards	1	2
Other liabilities	(3,699)	(3,924)
Valuation allowance	(9,836)	(9,307)
Deferred tax assets, net	$206	$153

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

Stratus adopted ASU 2023-09 prospectively for the year ended December 31, 2025. Comparative information for 2024 remains under the previous Accounting Standards Codification (ASC) 740 disclosure requirements.

Reconciliations of the United States (U.S.) federal statutory tax rate to Stratus’ effective income tax rate follow (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Income tax expense computed at the federal statutory income tax rate	$1,698	21%
Adjustments attributable to:
State income taxes, net of federal effect	308	4%
Change in valuation allowance	539	7%
Noncontrolling interests	1,928	24%
Nondeductible items
Development and asset management fees	453	5%
Executive compensation limitation	240	3%
Meals and entertainment	81	1%
Net, other	34	—%
Provision for income taxes	$5,281	65%

	Year Ended December 31, 2024
	Amount	Percent
Income tax benefit computed at the federal statutory income tax rate	$(308)	21%
Adjustments attributable to:
Change in valuation allowance	(813)	56%
Noncontrolling interests	810	(55)%
Executive compensation limitation	362	(25)%
State taxes	228	(16)%
Net, other	163	(11)%
Provision for income taxes	$442	(30)%
The following table disaggregates the income taxes paid (net of refunds):

	Years Ended December 31,
	2025	2024
Income taxes paid, net of refunds:
State - Texas	260	137
Income taxes paid, net of refunds	$260	$137

Stratus paid state margin taxes totaling $260 thousand in 2025 and $205 thousand in 2024. Stratus also received a $68 thousand state margin tax refund in 2024. During 2025, Stratus accrued U.S. federal current income taxes primarily due to taxable income generated from the retail sale of Lantana Place – Retail, and cash received in the Holden Hills Phase 2 transaction (refer to Notes 2 and 4).

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. Key corporate tax provisions of OBBB include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, Income Taxes, Stratus has recognized the effects of the new tax law in the period of enactment. The impact of OBBB for the quarter ended December 31, 2025 did not result in a material impact on Stratus’ consolidated financial statements. Stratus continues to evaluate the impact of OBBB on its consolidated financial statements but does not expect a material impact to its financial statements.

Uncertain Tax Positions. As of December 31, 2025 and December 31, 2024, Stratus had no unrecognized tax benefits.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive income. As of December 31, 2025, no such interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2022 and state margin tax examinations for the years prior to 2021.

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

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION, EMPLOYEE BENEFITS AND DEVELOPMENT INCENTIVE PLANS
Equity
The Fifth Third Bank revolving credit facility, The Annie B land loan, and The Saint George and Holden Hills Phase 1 construction loans require Fifth Third Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in 2022 in connection with the special cash dividend, in November 2023 in connection with the $5.0 million share repurchase program, and in June 2025, with the increase in the share repurchase program to $25.0 million.

Dividends. On September 1, 2022, with receiving written consent from Fifth Third Bank, Stratus’ Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022 to stockholders of record as of September 19, 2022. Accrued liabilities as of December 31, 2025, included $18 thousand representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends are paid to the holders of the RSUs, as the RSUs vest.

Share Repurchase Program. In November 2023, with written consent from Fifth Third Bank, Stratus’ Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of Stratus’ common stock. In June 2025, with written consent from Fifth Third Bank, Stratus’ Board approved an increase in the share repurchase program authorizing repurchases of up to $25.0 million of our common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In 2025, Stratus acquired 153,849 shares of its common stock under the share repurchase program for a total cost of $3.1 million at an average price of $20.36 per share. Through March 20, 2026, Stratus has acquired 235,421 shares of its common stock for a total cost of $5.2 million at an average price of $22.14 per share, and $19.8 million remains available for repurchases under the program.

Stock-based Compensation
Stock Award Plans. On May 12, 2022, the stockholders of Stratus approved the 2022 Stock Incentive Plan (the Plan). The Plan authorizes the issuance of up to 500,000 shares of common stock. Awards for no more than 250,000 shares may be granted to a participant in a single year, however, an annual limit of $300,000 applies to the sum of all cash, equity-based awards and other compensation granted to a non-employee director for services as a member of the board, and a maximum grant date value of equity-based awards granted during a single year may not exceed $200,000 of such annual limit. Upon approval of the Plan by stockholders, Stratus ceased making new awards under any prior stock incentive plans. The Plan had 138,425 shares available for new grants as of December 31, 2025.

Stock-Based Compensation Costs. Compensation costs charged against earnings for RSUs, the only stock-based awards granted over the last several years, totaled $1.3 million for 2025 and $1.7 million for 2024. Stock-based compensation costs are capitalized when appropriate. Based on Stratus’ history, turnover among RSU recipients is rare. Therefore, Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

RSUs. RSUs granted under the stock incentive plans provide for the issuance of common stock to non-employee directors and employees and consultants at no cost to the recipients. The RSUs are converted into shares of Stratus common stock ratably and generally vest in increments over a one to four year period following the grant date. For employees and consultants, the awards generally fully vest upon retirement, death and disability, and upon a qualifying termination of employment in connection with a change of control. For directors, the awards will fully vest upon certain change of control events and upon the director’s retirement, death and disability for RSUs granted during and after 2022.

A summary of outstanding unvested RSUs as of December 31, 2025, and activity during the year ended December 31, 2025, follow (dollars in thousands):

	Number of RSUs	Aggregate Intrinsic Value
Balance at January 1	160,583
Granted	53,229
Vested	(105,522)
Balance at December 31	108,290	$2,618

The total fair value of RSUs granted was $1.0 million for 2025 and $2.3 million for 2024. The total intrinsic value of RSUs vested was $1.5 million during 2025 and $2.1 million during 2024. As of December 31, 2025, Stratus had $0.5 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.1 years.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2025	2024
Stratus shares tendered to pay the minimum required taxes [a]	17,318	16,557
Amounts Stratus paid for employee taxes	$336	$376
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the lesser of the participant’s annual salary or the maximum compensation on which 401(k) contributions may be made in accordance with Internal Revenue Service rules. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.9 million in 2025 $0.7 million in 2024.

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

Stratus estimated the profit pool of each outstanding approved project under the plans by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus’ equity and preferred return including costs to complete for projects under development. The primary fair value assumptions used at December 31, 2025, were projected cash flows, estimated capitalization rates ranging from 4.50 percent to 6.50 percent, projected remaining service periods for each project ranging from 0.3 years to 2.4 years, and estimated transaction costs of approximately 1.25 percent to 7.40 percent.

In July 2023, Kingwood Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Kingwood Place was reduced to $1.6 million at December 31, 2023, and was settled in RSUs with a three-year vesting period awarded to eligible participants in first-quarter 2024.

In August 2025, Magnolia Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Magnolia Place was $1.3 million at December 31, 2025, and was settled in RSUs with a three-year vesting period awarded to eligible participants in first-quarter 2026. The RSUs awarded had a grant date value $570 thousand greater than the accrued liability. Stratus transferred the $1.3 million accrued liability under the PPIP for Magnolia Place to capital in excess of par value and is amortizing the $570 thousand balance of the grant-date value with a charge to general and administrative expenses and a credit in excess of par value over the three-year vesting period of the RSUs.

A summary of PPIP and LTIP costs follows (in thousands):

	Years Ended December 31,
	2025	2024
(Credited) charged to general and administrative expense	$(167)	$570
Credited to project development costs	(72)	(296)
Total PPIP and LTIP (credits) costs	$(239)	$274

At December 31, 2025, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, Magnolia Place and The Saint June, and the only outstanding awards under the LTIP were related to The Saint George. The accrued liability for the PPIP and the LTIP totaled $1.7 million at December 31, 2025, and $1.9 million at December 31, 2024 (included in other liabilities).

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts. Stratus had firm commitments totaling approximately $5 million at December 31, 2025 primarily related to construction of the road and utility infrastructure Stratus is required to build in Lakeway, Texas, and Holden Hills Phase 1. Stratus has a construction loan to fund the projected cash outlays for Holden Hills Phase 1 over the next 12 months following this filing. In first-quarter 2026, we made an operating loan to The Annie B partnership of $550 thousand, and one of the Class B limited partners made an operating loan of $250 thousand. In first-quarter 2026, we also advanced $124 thousand to the Holden Hills Phase 1 partnership, $891 thousand to the Holden Hills Phase 2 partnership and $1.8 million to The Saint George partnership. We anticipate making future operating loans or advances to The Annie B partnership of approximately $1.2 million and to The Saint George partnership of approximately $1.9 million over the next 12 months to enable the partnerships to pay debt service and other partnership costs. The estimates of future operating loans and advances are based on estimates of future costs of the partnerships. The operating loans for The Annie B partnership would bear interest at one-month Term SOFR plus 5.00 percent and would be subordinate to The Annie B land loan and required to be repaid before distributions may be made to the partners.

Letters of Credit. As of December 31, 2025, Stratus had letters of credit totaling $10.0 million issued under the revolving credit facility, of which $7.4 million secure our obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2 and $2.3 million secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway (refer to Note 6 for further discussion). In January 2025, the Fifth Third Bank revolving credit facility was modified to increase the aggregate amount of letters of credit that may be committed against the facility from $13.3 million to $15.6 million. In February 2025, Stratus entered into an additional $2.3 million letter of credit to secure Stratus’ obligation to build certain roads and utilities facilities benefiting Holden Hills Phases 1 and 2, resulting in outstanding letters of credit totaling $15.6 million. In May and November 2025, $4.0 million and $1.6 million letters of credit, respectively, relating to Holden Hills Phase 1 were terminated upon completion of the related obligations and the aggregate amount of letters of credit committed against the facility was reduced to $10.0 million. In March 2026, $6.6 million letters of credit relating to Holden Hills Phase 1 were terminated upon completion of the related obligations and the aggregate amount of letters of credit committed against the facility was reduced to $3.4 million.

Rental Income. As of December 31, 2025, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases of developed retail space and ground leases, totaled $3.0 million in 2026, $3.0 million in 2027, $2.9 million in 2028, $2.2 million in 2029, $1.7 million in 2030 and $14.0 million thereafter, with the longest lease extending through 2038. Stratus’ minimum rental income includes leases of retail space and pad sites at Jones Crossing and does not include leases at Kingwood Place because it was presented in assets held for sale in the accompanying consolidated balance sheets.

H-E-B Profit Participation. H-E-B has profit participation rights in the Jones Crossing, Kingwood Place, and Oaks at Lakeway projects. H-E-B is entitled to 10 percent of any cash flow from operations or profit from the sale of these properties after Stratus receives a return of its equity plus a preferred return of 10 percent. Stratus may enter into similar profit participation agreements for future projects. In January 2026, upon the sale of Kingwood Place, H-E-B earned a profit participation of $78 thousand.

Leases. Stratus’ most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas for the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment, under non-cancelable leases. Stratus entered into one lease during fourth-quarter 2022 that is classified as a finance lease, and the other leases are classified as operating leases. As of December 31, 2025, the remaining term of the finance lease is approximately two years with a weighted-average discount rate of 6.4 percent used to determine the lease liability.

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification on the Consolidated Balance Sheet	2025	2024
Assets
Operating right-of-use assets	Lease right-of-use assets	$10,237	$10,088
Finance right-of-use assets	Other assets	29	46

Liabilities
Operating lease liability	Lease liabilities	$16,033	$15,436
Finance lease liability	Other liabilities	32	49

Operating lease costs were $1.9 million in 2025 and $2.1 million 2024. Stratus paid $1.5 million during 2025 and $1.4 million in 2024 for operating lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of both December 31, 2025 and 2024, the weighted-average discount rate used to determine the lease liabilities was 6.1 percent. As of December 31, 2025, the weighted-average remaining lease term was approximately 84.7 years (88.0 years as of December 31, 2024).

The future minimum payments for operating leases recorded on the consolidated balance sheet at December 31, 2025 follow (in thousands):

Years ending December 31,
2026	$1,284
2027	1,293
2028	778
2029	744
2030	744
Thereafter	105,617
Total payments	110,460
Present value adjustment	(94,427)
Present value of net minimum lease payments	$16,033

Circle C Settlement. In 2002, the City of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The City of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying city fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2025, Stratus had permanently used $12.9 million of its city-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and Stratus defers recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.3 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2025. Available credit bank capacity was $2.4 million at December 31, 2025.

Deferred Gain on Sale of The Oaks at Lakeway. In 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. The Oaks at Lakeway is an H-E-B anchored retail project located in

Lakeway, Texas. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a five-year term (the In-Line Master Lease), (2) one covering the hotel pad with a 99-year term (the Hotel Master Lease) and (3) one covering four unleased pad sites, three of which have ten-year terms ending February 2027, and one of which has a 15-year term ending February 2032 (the Pad Site Master Lease).

The In-Line Master Lease expired in February 2022 and the Hotel Master Lease was terminated in November 2020. As such, Stratus has no further obligations under these two master leases. Stratus has subleased the pad site with a 15-year term under the Pad Site Master Lease. Stratus may assign this lease to the purchaser and terminate the obligation under the Pad Site Master Lease for this pad site with a payment of $560 thousand to the purchaser. In first-quarter 2025, Stratus subleased one of the pad sites with a ten-year term under the Pad Site Master Lease. The monthly rent Stratus pays under the Pad Site Master Lease is approximately $60 thousand, net of monthly rent received from the pad site subleases. To the extent leases are executed for the remaining two unleased pad sites, tenants open for business, and the leases are then assigned to the purchaser, the master lease obligation could be reduced further.

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of pre-tax gain during 2022. As a result of the pad site being subleased in first-quarter 2025, Stratus recognized a portion of the previously deferred gain of $200 thousand due to the expected savings in the master lease rent over the remaining term. The remaining deferred gain representing the related contract liability is presented in the consolidated balance sheets in the amount of $0.8 million at December 31, 2025 and $1.8 million at December 31, 2024. The reduction in the deferred gain balance primarily also reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

The Real Estate Operations segment is comprised of Stratus’ real estate assets, which consists of its properties in Austin, Texas (including the Barton Creek Community, which includes Holden Hills Phases 1 and 2, Amarra multi-family and commercial land, Amarra Villas homes, an Amarra Drive lot and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (undeveloped land for additional retail space or pad sites and multi-family development at Jones Crossing); and in Magnolia, Texas (potential development of approximately 11 acres planned for future multi-family use), New Caney, Texas (New Caney) and Kingwood, Texas (a vacant retail pad site prior to its sale in first-quarter 2026), each located in the greater Houston area. As discussed in Note 11, the New Caney land is under contract to sell, subject to satisfaction or waiver of closing conditions. As discussed below, an offer has been received for the retail component of Jones Crossing, including undeveloped commercial land.

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint George (which was completed in second-quarter 2025 and reclassified from the Real Estate Operations segment to the Leasing Operations segment), The Saint June, the completed retail portion of Jones Crossing, and retail pad sites subject to ground leases at Jones Crossing. The segment also included Kingwood Place (including the retail pad sites subject to ground leases) prior to its sale in first-quarter 2026, the retail portion and retail pad sites subject to ground leases at Lantana Place – Retail prior to its sale in fourth-quarter 2025, West Killeen Market prior to its sale in second-quarter 2025 and the retail portion of Magnolia Place prior to its sale in third-quarter 2024. As discussed in Note 11, in March 2026 Stratus received an offer for the retail component, including undeveloped commercial acreage, of Jones Crossing and is negotiating a sales contract.

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

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Year Ended December 31,
	2025	2024
Real Estate Operations:
Developed property sales	$10,460	$20,348
Undeveloped property sales	—	14,500
Commissions and other	138	39
	10,598	34,887
Leasing Operations:
Rental revenue	19,316	19,296
	19,316	19,296

Total revenues from contracts with customers	$29,914	$54,183

Financial Information by Reportable Segment. Summarized financial information by reportable segment for the year ended December 31, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$10,598	$19,316	$29,914
Segment expenses:
Cost of real estate sold	(9,595)		(9,595)
Property taxes and insurance	(1,244)	(3,925)	(5,169)
Lease expense	(1,140)		(1,140)
Professional fees [b]	(4,557)		(4,557)
Maintenance and repairs		(2,031)	(2,031)
Allocated overhead costs	(2,221)		(2,221)
Property management fees and payroll		(1,202)	(1,202)
Utilities		(666)	(666)
Other segment items [c]	(2,363)	(1,154)	(3,517)
Depreciation and amortization	(200)	(6,770)	(6,970)
Gain on sale of assets [d]	—	32,730	32,730
Segment (loss) profit	(10,722)	36,298	25,576
General and administrative expenses			(14,786)
Operating income			10,790
Interest expense, net			(1,515)
Loss on interest rate cap agreements			(23)
Loss on extinguishment of debt			(549)
Other loss, net			(618)
Net income before income taxes			$8,085
Capital expenditures and purchases and development of real estate properties	$24,811	$8,145	$32,956
MUD reimbursements applied to real estate under development [e]	$—	$409	$409
a.Includes sales commissions and other revenues together with related expenses.
b.Stratus terminated a lease for a potential development project and recorded a charge of approximately $2.8 million representing previously capitalized architectural, engineering and consulting fees incurred in connection with planning and evaluating the potential project.
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
d.Reflects an approximately $27.5 million pre-tax gain on the sale of Lantana Place – Retail, an approximately $5.0 million pre-tax gain on the sale of West Killeen Market and a portion of previously deferred gain of $0.2 million related to The Oaks at Lakeway.
e.Reflects receipt of $409 thousand of proceeds related to MUD reimbursements of infrastructure costs incurred for development of The Saint June. This was recorded as a reduction of real estate under development on the consolidated balance sheet.

Summarized financial information by reportable segment for the year ended December 31, 2024, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$34,887	$19,296	$54,183
Segment expenses
Cost of real estate sold	(23,894)		(23,894)
Property taxes and insurance	(1,145)	(3,066)	(4,211)
Lease expense	(1,140)		(1,140)
Professional fees [b]	(2,134)		(2,134)
Maintenance and repairs		(2,024)	(2,024)
Allocated overhead costs	(977)		(977)
Property management fees and payroll		(918)	(918)
Utilities		(478)	(478)
Other segment items [c]	(689)	(984)	(1,673)
Depreciation and amortization	(181)	(5,382)	(5,563)
Gain on sale of assets [d]	—	1,626	1,626
Segment profit	4,727	8,070	12,797
General and administrative expenses			(14,952)
Operating loss			(2,155)
Loss on extinguishment of debt			(69)
Other income, net			758
Net loss before income taxes			(1,466)
Capital expenditures and purchases and development of real estate properties	$29,525	$29,136	$58,661
a.Includes sales commissions and other revenues together with related expenses.
b.Stratus recorded a charge of $721 thousand to write off previously capitalized costs related to a change in development plans for one property.
c.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
d.Reflects a pre-tax gain on the sale of Magnolia Place – Retail of approximately $1.6 million.

Total assets by segment were as follows (in thousands):

	December 31,
	2025	2024
Real Estate Operations	$275,538	$359,296
Leasing Operations [a]	216,051	154,370
Corporate and other [b]	71,839	18,940
Total assets	$563,428	$532,606
a.Includes assets held for sale at Kingwood Place, which totaled $37.1 million at December 31, 2025, and $37.1 million at December 31, 2024. Kingwood Place was sold in January 2026.
b.Corporate and other includes cash and cash equivalents and restricted cash of $72.9 million and $18.9 million at December 31, 2025 and 2024, respectively. The remaining cash and cash equivalents and restricted cash are reflected in the operating segments’ assets. Corporate and other also includes elimination of intersegment balances.
NOTE 11. SUBSEQUENT EVENTS
On January 30, 2026, Stratus Kingwood Place, L.P. sold Kingwood Place. Refer to Note 4 for further details of the Kingwood Place sale and assets and liabilities held for sale.

In March 2026, Stratus received an offer for the retail component, including undeveloped commercial acreage, of Jones Crossing of $46.5 million and is negotiating a sales contract.

Also in March 2026, Stratus entered into a contract to sell the 38-acre tract of land in New Caney, Texas for approximately $12.7 million, which is subject to satisfaction of closing conditions.

In March 2026, Stratus also entered into a contract to sell one of the Amarra Villas homes for $3.6 million, which is subject to satisfaction of closing conditions.

On March 24, 2026, after concluding the strategic alternatives review announced in December 2025, Stratus’ Board approved a plan of complete liquidation and dissolution of Stratus (Plan of Liquidation) and determined to submit it to Stratus’ stockholders for approval. If Stratus’ stockholders approve the Plan of Liquidation, Stratus will be dissolved and will conduct an orderly sale of all or substantially all of Stratus’ assets and distribute the net proceeds over time to Stratus’ stockholders, after payment of or reasonable provision for Stratus’ liabilities and obligations. The Plan of Liquidation remains subject to stockholder approval and other contingencies, including obtaining lender, partner and other third-party consents. The accompanying consolidated financial statements do not include any adjustments that could result from the implementation of a Plan of Liquidation.

Stratus evaluated events after December 31, 2025, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2026 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11. Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item (including fees billed to us by CohnReznick LLP - PCAOB ID No. 596) will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1).    Financial Statements.

The consolidated statements of comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).     Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase by and between Lantana Place, L.L.C., as seller, and Scripps CMH LLC and Lantana SRB LLC, as purchasers, dated as of September 3, 2025.		8-K	001-37716	10/23/2025

2.5	First Amendment to Agreement of Sale and Purchase by and between Lantana Place, L.L.C., as seller, and Scripps CMH LLC and Lantana SRB LLC, as purchasers, effective as of October 17, 2025.		8-K	001-37716	10/23/2025

2.6†	Agreement of Sale and Purchase by and between Stratus Kingwood Place, L.P., as seller, and CH Realty X/R Houston Kingwood Place, L.P., as purchaser, dated as of December 18, 2025.		8-K	001-37716	2/5/2026

2.7†
First Amendment to Agreement of Sale and Purchase by and between Stratus Kingwood Place, L.P., as seller, and CH Realty X/R Houston Kingwood Place, L.P., as purchaser, effective as of December 31, 2025.
			8-K	001-37716	2/5/2026

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.		10-K	001-37716	3/28/2024

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate.		8-A/A	000-19989	8/26/2010

10.1	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.2	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.3	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.4	Second Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), dated as of March 25, 2025.		10-K	001-37716	3/28/2025

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.5	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.6	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.7	Third Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.8	Fourth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of November 8, 2022.		10-K	001-37716	3/31/2023

10.9	Fifth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of March 10, 2023.		10-K	001-37716	3/31/2023

10.10	Sixth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of May 31, 2023.		10-Q	001-37716	8/14/2023

10.11	Seventh Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of January 21, 2025.		10-K	001-37716	3/28/2025

10.12	Eighth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of March 25, 2025.		10-K	001-37716	3/28/2025

10.13	Ninth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of October 22, 2025.		10-Q	001-37716	11/12/2025

10.14	Tenth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of January 30, 2026.		8-K	001-37716	2/5/2026

10.15
Loan Agreement by and among College Station 1892 Properties, L.L.C., as borrower, Voya Investment Management LLC, as administrative agent, and Brighthouse Life Insurance Company, as lender, dated March 7, 2025.
			8-K	001-37716	3/13/2025

10.16	Promissory Note by and between College Station 1892 Properties, L.L.C. and Brighthouse Life Insurance Company dated March 7, 2025.		8-K	001-37716	3/13/2025

10.17
Guaranty of Non-Recourse Carveouts by Stratus Properties Inc. for the benefit of Voya Investment Management LLC, as administrative agent, dated March 7, 2025 with respect to the Loan Agreement by and College Station 1892 Properties, L.L.C., as borrower, Voya Investment Management LLC, as administrative agent, and Brighthouse Life Insurance Company, as lender, dated March 7, 2025.
			8-K	001-37716	3/13/2025

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.18	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

10.19	Amended and Restated Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated August 13, 2021.		10-Q	001-37716	11/13/2024

10.20	Note by and between The Saint June, L.P. and TexasBank dated August 13, 2021.		10-Q	001-37716	11/13/2024

10.21	Note by and between The Saint June, L.P. and Texas Capital Bank effective October 2, 2024.		10-Q	001-37716	11/13/2024

10.22	Note by and between The Saint June, L.P. and Texas Capital Bank effective September 30, 2025.		8-K	001-37716	10/6/2025

10.23
Guaranty Agreement by Stratus Properties Inc. for the benefit of Texas Capital Bank, National Association dated June 2, 2021 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.
			10-K	001-37716	3/31/2022

10.24	Interest Rate Index Replacement Agreement dated January 3, 2023 with respect to the Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		10-K	001-37716	3/31/2023

10.25
Amendment to Loan Agreement by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, effective October 2, 2024.
			10-Q	001-37716	11/13/2024

10.26
Extension Agreement by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, effective October 2, 2024.
			10-Q	001-37716	11/13/2024

10.27
Amendment to Loan Documents by and among The Saint June, L.P., as borrower, Stratus Properties Inc., as guarantor, Texas Capital Bank, as administrative agent, and each of the lenders party thereto, dated September 30, 2025.
			8-K	001-37716	10/6/2025

10.28	Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Fifth Third Bank, N.A. (f/k/a Comerica Bank), as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.29	Amended and Restated Installment Note by and between The Saint George Apartments, L.P. and Fifth Third Bank, N.A. (f/k/a Comerica Bank) dated July 19, 2022.		8-K	001-37716	7/21/2022

10.30	Guaranty Agreement by Stratus Properties Inc. for the benefit of Fifth Third Bank, N.A. (f/k/a Comerica Bank) dated July 19, 2022 with respect to the Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Fifth Third Bank, N.A., as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.31	Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Fifth Third Bank, N.A. (f/k/a Comerica Bank), as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.32	Installment Note by and between Holden Hills, L.P. and Fifth Third Bank, N.A. (f/k/a Comerica Bank) dated February 8, 2023.		8-K	001-37716	2/14/2023

10.33	Guaranty by Stratus Properties Inc. for the benefit of Fifth Third Bank, N.A. (f/k/a Comerica Bank) dated February 8, 2023 with respect to the Construction Loan Agreement by and between Holden Hills, L.P., as borrower, and Fifth Third Bank, as lender, dated February 8, 2023.		8-K	001-37716	2/14/2023

10.34
First Modification Agreement by and among Holden Hills, L.P., as borrower, Stratus Properties Inc., as guarantor, and Fifth Third Bank, N.A., as successor by merger to Comerica Bank, as lender, effective as of February 6, 2026.
X

10.35	Second Modification Agreement by and among Holden Hills, L.P., as borrower, Stratus Properties Inc., as guarantor, and Fifth Third Bank, N.A., as successor by merger to Comerica Bank, as lender, effective as of March 5, 2026.	X

10.36†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.37†	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.		10-Q	001-37716	5/16/2022

10.38†	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.	X

10.39†	Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.		10-K	001-37716	3/31/2023

10.40	First Amendment to Amended and Restated Limited Partnership Agreement of Holden Hills, L.P. entered into by and among Holden Hills GP, L.L.C., Stratus Properties Operating Co., L.P., and Bartoni, LLC.		10-Q	001-37716	8/12/2025

10.41†	Development Agreement effective as of January 31, 2023, between Stratus Properties Operating Co., L.P. and Holden Hills, L.P.		10-K	001-37716	3/31/2023

10.42†	Limited Partnership Agreement of Holden Hills Phase 2, L.P. entered into by and among Holden Hills Phase 2 GP, L.L.C., Stratus Properties Operating Co., L.P., and SWPD Investments, LLC.		10-Q	001-37716	8/12/2025

10.43*	Stratus Properties Inc. 2022 Stock Incentive Plan.		8-K	001-37716	5/13/2022

10.44*	Stratus Properties Inc. Director Compensation.		10-K	001-37716	3/28/2024

10.45*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2025.		10-K	001-37716	3/28/2025

10.46*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2025.		10-K	001-37716	3/28/2025

10.47*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.48*	Stratus Properties Inc. Long-Term Incentive Plan and Form of Award Notice.		10-Q	001-37716	5/15/2023

10.49*	Stratus Properties Inc. Executive Annual Incentive Plan (effective January 2023).		10-Q	001-37716	5/15/2023

10.50*	Form of Notice of Grant of Restricted Stock Units for Non-Employee Director Grants under the Stratus Properties Inc. 2022 Stock Incentive Plan (adopted July 2022).		10-K	001-37716	3/31/2023

10.51*	Form of Notice of Grant of Restricted Stock Units (adopted 2021).		10-Q	001-37716	8/16/2021

10.52*	Form of Notice of Grant of Restricted Stock Units for Awards under the Profit Participation Incentive Plan (adopted 2021).		10-Q	001-37716	8/16/2021

10.53*	Form of Restricted Stock Unit Agreement for Awards under the Executive Annual Incentive Plan (adopted 2024).		10-K	001-37716	3/28/2024

10.54*	Form of Restricted Stock Unit Agreement for Awards under the Profit Participation Incentive Plan and Long-Term Incentive Plan (adopted 2024).		10-K	001-37716	3/28/2024

10.55*	Form of Restricted Stock Unit Agreement (adopted 2024).		10-K	001-37716	3/28/2024

19.1	Stratus Properties Inc. Insider Trading Policy.		10-K	001-37716	3/28/2025

21.1	List of subsidiaries.	X

24.1	Power of Attorney (included on signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

97.1	Stratus Properties Inc. Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023.		10-K	001-37716	3/28/2024

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

† Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant customarily and actually treats as private or confidential.
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2026.

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

Name	Capacity	Date

/s/ William H. Armstrong III	Chairman of the Board, President	March 27, 2026
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President	March 27, 2026
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Laurie L. Dotter	Director	March 27, 2026
Laurie L. Dotter

/s/ Kate B. Henriksen	Director	March 27, 2026
Kate B. Henriksen

/s/ James E. Joseph	Director	March 27, 2026
James E. Joseph

/s/ Michael D. Madden	Director	March 27, 2026
Michael D. Madden

/s/ Charles W. Porter	Director	March 27, 2026
Charles W. Porter

/s/ Neville L. Rhone Jr.	Director	March 27, 2026
Neville L. Rhone Jr.
S-1