Form 10-Q
period 2026-03-31
STRATUS PROPERTIES INC
filed 2026-05-12
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 30, 2026, there were 7,982,723 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$73,539	$74,288
Restricted cash	757	335
Real estate held for sale	8,477	8,476
Real estate under development	187,095	186,093
Land available for development	81,636	74,529
Real estate held for investment, net	166,068	167,471
Lease right-of-use assets	10,071	10,237
Deferred tax assets	206	206
Other assets	4,644	4,691
Assets held for sale	—	37,102
Total assets	$532,493	$563,428

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$9,891	$8,589
Accrued liabilities, including taxes	10,171	10,118
Debt	143,759	142,957
Lease liabilities	15,986	16,033
Deferred gain	717	833
Other liabilities	1,541	4,432
Liabilities held for sale	—	33,387
Total liabilities	182,065	216,349

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	98	98
Capital in excess of par value of common stock	203,725	202,256
Retained earnings	47,210	40,583
Common stock held in treasury	(39,318)	(38,451)
Total stockholders’ equity	211,715	204,486
Noncontrolling interests in subsidiaries	138,713	142,593
Total equity	350,428	347,079
Total liabilities and equity	$532,493	$563,428

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Real estate operations	$82	$25
Leasing operations	3,709	5,018
Total revenues	3,791	5,043
Cost of sales:
Real estate operations	2,120	1,480
Leasing operations	2,128	1,913
Depreciation and amortization	1,449	1,394
Total cost of sales	5,697	4,787
General and administrative expenses	5,590	4,051
H-E-B profit participation	78	—
Gain on sale of assets	(22,976)	(200)
Total	(11,611)	8,638
Operating income (loss)	15,402	(3,595)
Interest expense, net	(60)	—
Loss on interest rate cap agreements	—	(13)
Loss on extinguishment of debt	(383)	(183)
Other income, net	666	64
Income (loss) before income taxes	15,625	(3,727)
Provision for income taxes	(2,116)	(30)
Net income (loss) and total comprehensive income (loss)	13,509	(3,757)
Total comprehensive (income) loss attributable to noncontrolling interests	(6,882)	882
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$6,627	$(2,875)

Basic net income (loss) per share attributable to common stockholders	$0.83	$(0.36)

Diluted net income (loss) per share attributable to common stockholders	$0.82	$(0.36)

Weighted-average shares of common stock outstanding:
Basic	7,962	8,037
Diluted	8,055	8,037

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$13,509	$(3,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,449	1,394
Loss on interest rate cap agreements	—	13
Loss on extinguishment of debt	383	183
Stock-based compensation	1,463	369
Debt issuance cost amortization	252	345
Gain on sale of assets	(22,976)	(200)
H-E-B profit participation	78	—
Purchases and development of real estate properties	(7,729)	(7,212)
Decrease in other assets	299	792
Decrease in accounts payable, accrued liabilities and other	(2,323)	(5,422)
Net cash used in operating activities	(15,595)	(13,495)

Cash flow from investing activities:
Capital expenditures	(42)	(4,527)
Proceeds from sale of assets, net of selling costs	59,980	—
Payments on master lease obligations	(140)	(166)
Net cash provided by (used in) investing activities	59,798	(4,693)

Cash flow from financing activities:
Borrowings from credit facility	—	4,000
Borrowings from project and term loans	366	57,969
Payments on project and term loans	(33,150)	(48,916)
Payment of dividends	—	(236)
Finance lease principal payments	(4)	(4)
Stock-based awards net payments	(378)	(336)
Noncontrolling interest distributions	(10,762)	(856)
Purchases of treasury stock	(489)	(410)
Financing costs	(113)	(1,220)
Net cash (used in) provided by financing activities	(44,530)	9,991
Net decrease in cash, cash equivalents and restricted cash	(327)	(8,197)
Cash, cash equivalents and restricted cash at beginning of year	74,623	21,154
Cash, cash equivalents and restricted cash at end of period	$74,296	$12,957
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2025	9,792	$98	$202,256	$40,583	1,833	$(38,451)	$204,486	$142,593	$347,079
Vested stock-based awards	55	—	—	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	317	—	—	—	317	—	317
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	1,146	—	—	—	1,146	—	1,146
Tender of shares for stock-based awards	—	—	—	—	12	(378)	(378)	—	(378)
Common stock repurchases	—	—	—	—	19	(489)	(489)	—	(489)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(10,762)	(10,762)
Total comprehensive income	—	—	—	6,627	—	—	6,627	6,882	13,509
Balance at March 31, 2026	9,847	$98	$203,725	$47,210	1,864	$(39,318)	$211,715	$138,713	$350,428

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2024	9,685	$97	$200,972	$28,601	1,662	$(34,965)	$194,705	$102,862	$297,567
Vested stock-based awards	88	1	(1)	—	—	—	—	—	—
Director fees paid in shares of common stock	—	—	6	—	—	—	6	—	6
Stock-based compensation	—	—	369	—	—	—	369	—	369
Tender of shares for stock-based awards	—	—	—	—	17	(336)	(336)	—	(336)
Common stock repurchases	—	—	—	—	21	(410)	(410)	—	(410)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(856)	(856)
Total comprehensive loss	—	—	—	(2,875)	—	—	(2,875)	(882)	(3,757)
Balance at March 31, 2025	9,773	$98	$201,346	$25,726	1,700	$(35,711)	$191,459	$101,124	$292,583

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2025 (Stratus 2025 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission on March 27, 2026. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.

Related Party Transactions. For additional information regarding Stratus’ related parties, including LCHM Holdings, LLC and JBM Trust, refer to Notes 1 and 2 in the Stratus 2025 Form 10-K and Note 3 herein.
Plan of Liquidation. On March 24, 2026, after concluding the strategic alternatives review announced in December 2025, Stratus’ Board of Directors (Board) approved a plan of complete liquidation and dissolution of Stratus (Plan of Liquidation) and determined to submit it to Stratus’ stockholders for approval. If Stratus’ stockholders approve the Plan of Liquidation, Stratus will be dissolved and will conduct an orderly sale of all or substantially all of Stratus’ assets and distribute the net proceeds over time to Stratus’ stockholders, after payment of or reasonable provision for Stratus’ liabilities and obligations. The Plan of Liquidation remains subject to stockholder approval and other contingencies, including obtaining lender, partner and other third-party consents. Because the Plan of Liquidation remains subject to stockholder approval, Stratus continues to prepare its financial statements on a going-concern basis, and the results presented do not reflect liquidation basis accounting.

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

	Three Months Ended
	March 31,
	2026	2025
Net income (loss) and total comprehensive income (loss)	$13,509	$(3,757)
Total comprehensive (income) loss attributable to noncontrolling interests	(6,882)	882
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$6,627	$(2,875)

Basic weighted-average shares of common stock outstanding	7,962	8,037
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	93	—
Diluted weighted-average shares of common stock outstanding	8,055	8,037

Basic net income (loss) per share attributable to common stockholders	$0.83	$(0.36)

Diluted net income (loss) per share attributable to common stockholders	$0.82	$(0.36)
a.For the first three months of March 31, 2026, excludes 14 thousand shares of common stock associated with RSUs that were anti-dilutive. For the first three months of March 31, 2025, excludes 161 thousand shares of common stock associated with RSUs that were anti-dilutive as a result of a net loss.

3.    LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships:

Partnership	Indirect Equity Interest
Holden Hills, L.P.	50.00%
Holden Hills Phase 2, L.P.	50.00%
Stratus Block 150, L.P.	31.00%
Stratus Kingwood Place, L.P. [a]	60.00%
The Saint George Apartments, L.P.	10.00%
The Saint June, L.P.	34.13%
a.Kingwood Place was sold in January 2026. Refer to Note 4 for further discussion.

Stratus Kingwood Place, L.P. As discussed further in Note 4, the Stratus Kingwood Place, L.P. (Kingwood L.P.) sold Kingwood Place in January 2026. In connection with the sale, Stratus received $16.2 million from Kingwood L.P. and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders, including $1.8 million to each of LCHM Holdings, LLC and JBM Trust, which are related parties. Refer to Notes 1 and 2 in the Stratus 2025 Form 10-K.

Operating Loans and Advances; Distributions from Partnerships. Stratus has made operating loans to Stratus Block 150, L.P. to facilitate the partnership’s ability to pay ongoing costs, including debt service, of The Annie B project during the pre-construction period. The loans bear interest at one-month Term Secured Overnight Financing Rate (SOFR) plus 5.00 percent, are subordinate to The Annie B land loan and must be repaid before distributions may be made to the partners. In first-quarter 2026, Stratus made an operating loan of $550 thousand, and one of the Class B limited partners made an operating loan of $250 thousand. In first-quarter 2025, Stratus made an operating loan of $1.5 million. As of March 31, 2026, Stratus’ and one of the Class B limited partners’ operating loans outstanding to Stratus Block 150, L.P. totaled $8.9 million and $250 thousand, respectively.

Stratus and the Class B limited partner in The Saint June partnership have made operating loans to The Saint June, L.P. to support the partnership’s ability to pay its construction loan interest, which has exceeded the amount anticipated because of prior interest rate increases. The loans bear interest at one-month Term SOFR plus 5.00 percent, are subordinate to The Saint June construction loan and, unless approved by all partners, no distributions may be made to the partners until the operating loans are repaid. In third-quarter 2025, The Saint June partnership was amended to allow for up to $3.0 million of distributions to the partners prior to the repayment of the operating loans. As of March 31, 2026, Stratus’ and the Class B limited partner’s operating loans outstanding to The Saint June, L.P. totaled $962 thousand and $493 thousand, respectively.

As of March 31, 2026, Stratus had advanced $1.6 million to Holden Hills, L.P. to fund costs not included in the original project budget. In first-quarter 2026, Stratus modified the Holden Hills Phase 1 construction loan to provide a short-term extension of the maturity date to June 8, 2026, while a longer-term extension is negotiated with the lender. As of March 31, 2026, Stratus had advanced approximately $3.0 million to the Holden Hills Phase 2, L.P. (the Holden Hills Phase 2 partnership) to fund certain project costs. The Holden Hills Phase 2 partnership is working to establish an approximately $10.0 million revolving credit facility for the development of Holden Hills Phase 2 and expects to use these funds to reimburse Stratus, as approved by the partners.

In first-quarter 2026, Stratus advanced $2.1 million to The Saint George Apartments, L.P. to support the partnership’s ability to pay debt service and project costs, including costs related to damage remediation and repairs for a water leak that occurred in April 2025. The Saint George Apartments, L.P. will pay $1.0 million of the costs of remediation and repairs, and the remainder will be covered by insurance and the general contractor.

In first-quarter 2026, The Saint June, L.P. made distributions of approximately $118 thousand and $61 thousand to the Class B limited partner in The Saint June partnership and Stratus, respectively.

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

As of March 31, 2026, cash and cash equivalents totaling $1.7 million held at certain of these limited partnerships are subject to restrictions on distribution to Stratus pursuant to the individual partnership loan agreements.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands) except those related to Kingwood Place that are presented as held for sale in Stratus’ consolidated balance sheet as of December 31, 2025. All intercompany balances are eliminated. Refer to Note 4 for further details of the Kingwood Place sale and assets and liabilities held for sale.

	March 31, 2026	December 31, 2025
Assets: [a]
Cash and cash equivalents	$3,254	$4,627
Restricted cash	278	123
Real estate under development	150,545	144,828
Land available for development	35,013	34,971
Real estate held for investment	147,354	148,494
Other assets	770	779
Total assets	337,214	333,822
Liabilities: [b]
Accounts payable	6,245	5,752
Accrued liabilities, including taxes	1,869	2,696
Debt	120,062	119,296
Other liabilities	179	313
Total liabilities	128,355	128,057
Net assets	$208,859	$205,765
a.Substantially all of the assets are available to settle obligations of the partnerships only.
b.All of the debt is guaranteed by Stratus until certain conditions are met as provided in the applicable partnership loan agreements except for The Saint June construction loan, for which Stratus has a 50 percent repayment guaranty obligation, and The Saint George construction loan, for which Stratus has a 25 percent repayment guaranty obligation. The creditors for the remaining liabilities do not have recourse to the general credit of Stratus. See Note 6 of the Stratus 2025 Form 10-K for additional information.

4.    ASSET SALES
Kingwood Place. In January 2026, Kingwood, L.P. sold Kingwood Place for $60.8 million. The sale generated pre-tax net cash proceeds of approximately $27.0 million, after selling costs and payment of the $33.0 million project loan, and a pre-tax gain of approximately $23.0 million ($13.4 million, net of noncontrolling interests). After establishing a reserve for remaining costs of the partnership, Stratus received $16.2 million from the partnership in connection with the sale, and $10.6 million of the net proceeds were distributed to the noncontrolling interest holders. In connection with the sale, H-E-B earned a profit participation of $78 thousand. See Notes 2 and 9 of the Stratus 2025 Form 10-K for further discussion of Kingwood, L.P., Kingwood Place and H-E-B profit participation.

The assets and liabilities of Kingwood Place have been reported as held for sale in the consolidated balance sheet as of December 31, 2025. The carrying amounts of the major classes of assets and liabilities for Kingwood Place presented in assets held for sale as of December 31, 2025, follow (in thousands):

December 31,
2025
Assets:
Land available for development	$1,967
Real estate held for investment, net	32,468
Other assets	2,667
Total assets held for sale	$37,102
Liabilities:
Accrued liabilities	$460
Debt	32,600
Other liabilities	327
Total liabilities held for sale	$33,387

Kingwood Place had rental revenue of $0.3 million in first-quarter 2026 prior to the sale and $1.1 million in first-quarter 2025. Operating income was $0.2 million in first-quarter 2026 and $0.6 million in first-quarter 2025. Interest expense on the Kingwood Place loan was $0.2 million in first-quarter 2026 and $0.5 million in first-quarter 2025.

The Oaks at Lakeway. Stratus has remaining lease obligations pursuant to a Pad Sites Master Lease entered into in connection with the sale of The Oaks at Lakeway, as described in Note 9 of the Stratus 2025 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.” In first-quarter 2025, one of the pad sites subject to the master lease was sub-leased, which resulted in recognition of a portion of the previously deferred gain of $200 thousand due to the expected savings in the master lease rent over the remaining term. The remaining deferred gain representing the related contract liability is presented in the consolidated balance sheets in the amount of $0.7 million at March 31, 2026 and $0.8 million at December 31, 2025. The reduction in the deferred gain balance also reflects Pad Sites Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Sites Master Lease payments.

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

A summary of the carrying amount and fair value of Stratus’ interest rate caps follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Interest rate caps	$—	$—	$—	$—

Interest Rate Cap Agreements. In November 2024, Kingwood, L.P. paid $27,400 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 6.00 percent, a notional amount of $33.0 million (the principal amount of the Kingwood Place loan at that time) and an expiration date of December 1, 2026. In March 2025, College Station 1892 Properties, L.L.C. paid $4,800 to enter into an interest rate cap agreement, with a Term SOFR strike rate equal to 5.00 percent, a notional amount of $24.0 million (the principal amount of the Jones Crossing loan) and an expiration date of April 1, 2026.

The interest rate caps are derivative instruments that do not qualify for hedge accounting treatment. Therefore, changes in the instruments’ fair values are recorded in the consolidated statements of comprehensive income (loss). Stratus uses an interest rate pricing model that relies on market observable inputs such as Term SOFR to measure the fair value of the agreements. Stratus also evaluated the counterparty credit risk associated with the agreements, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate caps are classified within Level 2 of the fair value hierarchy. The fair value of the interest rate caps is presented in other assets in the consolidated balance sheets.

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

6.    DEBT AND EQUITY
Debt
The components of Stratus’ debt follow (in thousands):

	March 31, 2026	December 31, 2025
Fifth Third Bank revolving credit facility	$—	$—
Jones Crossing loan	23,697	23,661
The Annie B land loan	11,839	11,732
Construction loans:
The Saint George	52,416	52,327
The Saint June	33,225	33,202
Holden Hills Phase 1	22,582	22,035
Total debt [a]	$143,759	$142,957
a.Includes net reductions for unamortized debt issuance costs of $0.6 million at March 31, 2026, and $0.8 million at December 31, 2025. Excludes debt related to Kingwood Place which was presented in liabilities held for sale at December 31, 2025. Kingwood Place was sold in January 2026 (refer to Note 4).

Fifth Third Bank revolving credit facility. As of March 31, 2026, the maximum amount that could be borrowed under the Fifth Third Bank (formerly Comerica Bank) revolving credit facility was $28.1 million, resulting in availability of $24.7 million, net of $3.4 million of letters of credit. Letters of credit have been issued under the revolving credit facility, $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway.

In first-quarter 2026, Stratus entered into an amendment to its revolving credit facility that extended the maturity date to March 27, 2028.

Holden Hills Phase 1 construction loan. In first-quarter 2026, Stratus modified the loan to provide a short-term extension of the maturity date to June 8, 2026, while a longer-term extension is negotiated with the lender.

For additional information regarding Stratus’ debt, refer to Note 6 in the Stratus 2025 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $2.6 million in first-quarter 2026 and $3.8 million in first-quarter 2025. Substantially all interest costs were capitalized in both periods. Capitalized interest in first-quarter 2026 was primarily related to development activities at Holden Hills Phases 1 and 2. Capitalized interest in first-quarter 2025 was primarily related to development activities at Holden Hills Phases 1 and 2 and The Saint George.

Equity
The revolving credit facility, The Annie B land loan, and The Saint George and Holden Hills Phase 1 construction loans require Fifth Third Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Share Repurchase Program. In November 2023, with written consent from Fifth Third Bank, Stratus’ Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of Stratus’ common stock. In June 2025, with written consent from Fifth Third Bank, Stratus’ Board approved an increase in the share repurchase program, authorizing repurchases of up to $25.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In first-quarter 2026, Stratus acquired 18,886 shares of its common stock for a total cost of $0.5 million at an average price of $25.88 per share. As of March 31, 2026, Stratus has acquired 235,421 shares of its common stock for a total cost of $5.2 million at an average price of $22.14 per share, and $19.8 million remains available for repurchases under the program.

7.    PROFIT PARTICIPATION INCENTIVE PLAN AND LONG-TERM INCENTIVE PLAN
In July 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. In February 2023, the Committee approved the Long-Term Incentive Plan (LTIP), which amends and restates the PPIP, and is effective for participation interests awarded under development projects on or after its effective date. Outstanding participation interests granted under the PPIP will continue to be governed by the terms of the prior PPIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Notes 1 and 8 of the Stratus 2025 Form 10-K for further discussion.

In August 2025, Magnolia Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Magnolia Place was $1.3 million at December 31, 2025, and $1.1 million of the liability was settled in RSUs with a three-year vesting period awarded to eligible participants in first-quarter 2026. Under the terms of the PPIP and LTIP, the number of RSUs granted in connection with settlement of approved projects is determined by reference to the 12-month trailing average stock price for the year the project reaches a payment event, whereas the grant date fair value of the RSUs for accounting purposes is based on the grant date closing price. The RSUs awarded for Magnolia Place had a grant date value $570 thousand greater than the accrued liability. Stratus transferred $1.1 million of the accrued liability under the PPIP for Magnolia Place to capital in excess of par value and is amortizing the $570 thousand balance of the grant-date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs.

A summary of PPIP and LTIP costs follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
(Credited) charged to general and administrative expense	$(89)	$68
Capitalized to project development costs	—	8
Total PPIP and LTIP costs	$(89)	$76

At March 31, 2026, outstanding awards under the PPIP included Amarra Villas, Jones Crossing – Retail, and The Saint June, and the only outstanding awards under the LTIP related to The Saint George. The accrued liability for the PPIP and LTIP totaled $0.4 million at March 31, 2026, and $1.7 million at December 31, 2025 (included in other liabilities).

8.    INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2025 Form 10-K.

Stratus has a full valuation allowance against its U.S. Federal net deferred tax assets as of both March 31, 2026 and December 31, 2025. Stratus has recorded a deferred tax asset totaling $206 thousand at both March 31, 2026 and December 31, 2025 related to state income taxes.

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

During 2026, Stratus expects to incur current U.S. Federal income taxes and state income taxes primarily associated with income generated from the sale of Kingwood Place, as discussed in Note 4, partially offset by available operating losses and other tax attributes, subject to valuation allowance considerations.

The difference between Stratus’ consolidated effective income tax rate of 14 percent for the first three months of 2026 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of March 31, 2026, the sale of Kingwood Place discussed in Note 4 and the executive compensation limitation. The difference between Stratus’ consolidated effective income tax rate of (1) percent for the first three months of 2025 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against its U.S. Federal net deferred tax assets as of March 31, 2025, and the executive compensation limitation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. Key corporate tax provisions of OBBB include the restoration of 100 percent bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, Income Taxes, Stratus has recognized the effects of the new tax law in the period of enactment. The impact of OBBB for the quarter ended March 31, 2026 did not have a material impact on Stratus’ consolidated financial statements.

9.    BUSINESS SEGMENTS
Stratus is engaged primarily in the entitlement, development, management, leasing and sale of multi-family and single-family residential and commercial real estate properties in the Austin, Texas area and other select markets in Texas. Stratus generates revenues primarily from the sale of developed lots or homes and undeveloped land and the lease of developed retail, mixed-use and multi-family properties. Stratus has two operating segments, which are also its two reportable segments: Real Estate Operations and Leasing Operations. The Real Estate Operations segment includes properties under various stages of development: developed for sale, under development and available for development. In this segment, Stratus entitles, develops and sells properties. Properties that Stratus develops and then holds for investment become part of the Leasing Operations segment. Historically, decisions about whether to continue to hold a property for investment or to sell it have depended on various factors, including conditions in the real estate markets in which Stratus operates and the estimated fair value of the property, and have been primarily driven by the objective of maximizing overall asset value.

The Real Estate Operations segment is comprised of Stratus’ real estate assets, which consist of its properties in Austin, Texas (including the Barton Creek Community, which includes Holden Hills Phases 1 and 2, Amarra multi-family and commercial land, Amarra Villas homes, an Amarra Drive lot and other vacant land; the Circle C community; the Lantana community, which includes a portion of Lantana Place planned for a multi-family phase known as The Saint Julia; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area; in College Station, Texas (undeveloped land for additional retail space or pad sites and multi-family development at Jones Crossing); and in Magnolia, Texas (potential development of approximately 11 acres planned for future multi-family use), New Caney, Texas and Kingwood, Texas (a vacant retail pad site prior to its sale in first-quarter 2026), each located in the greater Houston area. The New Caney land is under contract to sell, subject to satisfaction or waiver of closing conditions. As discussed below, an offer has been received for the retail component of Jones Crossing, including the undeveloped commercial land.

The Leasing Operations segment is comprised of Stratus’ real estate assets held for investment that are leased or available for lease and includes The Saint George (which was completed in second-quarter 2025 and reclassified from the Real Estate Operations segment to the Leasing Operations segment), The Saint June, the completed retail portion of Jones Crossing, and retail pad sites subject to ground leases at Jones Crossing. The segment also included Kingwood Place (including retail pad sites subject to ground leases) prior to its sale in first-quarter 2026, the retail portion and a hotel pad site subject to a ground lease at Lantana Place – Retail prior to its sale in fourth-quarter 2025 and West Killeen Market prior to its sale in second-quarter 2025. In March 2026, Stratus received an offer for the retail component, including undeveloped commercial acreage, of Jones Crossing and is negotiating a sales contract.

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

Revenues from Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Real Estate Operations:
Commissions and other	$82	$25
	82	25
Leasing Operations:
Rental revenue	3,709	5,018
	3,709	5,018

Total revenues from contracts with customers	$3,791	$5,043

Financial Information by Reportable Segment. Summarized financial information by reportable segment for the three months ended March 31, 2026, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$82	$3,709	$3,791
Segment expenses:
Property taxes and insurance	(349)	(1,024)	(1,373)
Lease expense	(285)		(285)
Professional fees	(722)		(722)
Maintenance and repairs		(404)	(404)
Allocated overhead costs	(333)		(333)
Property management fees and payroll		(297)	(297)
Utilities		(168)	(168)
Other segment items [b]	(431)	(235)	(666)
Depreciation and amortization	(50)	(1,399)	(1,449)
H-E-B profit participation [c]		(78)	(78)
Gain on sale of assets [d]	—	22,976	22,976
Segment (loss) profit	(2,088)	23,080	20,992
General and administrative expenses			(5,590)
Operating income			15,402
Interest expense, net			(60)
Loss on extinguishment of debt			(383)
Other income			666
Net income before income taxes			$15,625
Capital expenditures and purchases and development of real estate properties	$7,729	$42	$7,771
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
c.H-E-B earned a profit participation of $78 thousand in connection with the sale of Kingwood Place.
d.Reflects an approximately $23.0 million pre-tax gain on the sale of Kingwood Place ($13.4 million, net of noncontrolling interests).

Summarized financial information by reportable segment for the three months ended March 31, 2025, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Total
Revenue from unaffiliated customers	$25	$5,018	$5,043
Segment expenses:
Property taxes and insurance	(357)	(807)	(1,164)
Lease expense	(285)		(285)
Professional fees	(363)		(363)
Maintenance and repairs		(509)	(509)
Allocated overhead costs	(285)		(285)
Property management fees and payroll		(285)	(285)
Utilities		(40)	(40)
Other segment items [b]	(190)	(272)	(462)
Depreciation and amortization	(47)	(1,347)	(1,394)
Gain on sale of assets [c]	—	200	200
Segment (loss) profit	(1,502)	1,958	456
General and administrative expenses			(4,051)
Operating loss			(3,595)
Loss on interest rate cap agreements			(13)
Loss on extinguishment of debt			(183)
Other income			64
Net loss before income taxes			$(3,727)
Capital expenditures and purchases and development of real estate properties	$7,212	$4,527	$11,739
a.Includes sales commissions and other revenues together with related expenses.
b.For Real Estate Operations, primarily includes advertising, property owner association fees, maintenance and utilities. For Leasing Operations, primarily includes amortization of leasing costs, property owner association fees, professional fees and office and computer equipment.
c.Reflects a portion of previously deferred gain of $0.2 million related to The Oaks at Lakeway.

Total assets by segment were as follows (in thousands):

	March 31,
	2026	2025
Real Estate Operations	$281,634	$371,355
Leasing Operations	178,459	151,950
Corporate and other [a]	72,400	11,276
Total assets	$532,493	$534,581
a.Corporate and other includes cash and cash equivalents and restricted cash of $73.0 million and $11.1 million at March 31, 2026 and 2025, respectively. The remaining cash and cash equivalents and restricted cash is reflected in the operating segments’ assets. Corporate and other also includes elimination of intersegment balances.

10.    SUBSEQUENT EVENTS
In April 2026, Stratus sold one Amarra Villas home for $3.6 million. In May 2026, Stratus entered into a contract to sell the last Amarra Villas home for $3.6 million, which is subject to satisfaction of closing conditions.

In April 2026, one of the Barton Creek Municipal Utility Districts (MUDs) sold bonds that resulted in reimbursements of costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements of approximately $13.0 million and payment of interest of $1.4 million to the Holden Hills Phase 1 partnership and Stratus. Of the total, $10.5 million was paid to the Holden Hills Phase 1 partnership, and $3.9 million (including Stratus’ share of the Tecoma Improvement costs) was paid to Stratus. From this bond offering, Stratus also received payment of interest, including interest deferred from previous bond offerings, totaling $1.1 million and reimbursement of other costs of $200 thousand. The Holden Hills Phase 1 partnership used its $10.5 million share of the reimbursement and interest to pay down the Holden Hills Phase 1 construction loan.

Also, in April 2026, the Magnolia MUD sold bonds and Stratus was reimbursed costs totaling $1.6 million and was paid interest of $186 thousand.

Stratus evaluated events after March 31, 2026, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and “Stratus” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

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

In December 2025, our Board initiated a review of strategic alternatives to maximize stockholder value. On March 24, 2026, after concluding that review and following consultation with external financial, tax and legal advisors, our Board approved, subject to stockholder approval, a plan of complete liquidation and dissolution of us (Plan of Liquidation) and announced an estimated range of potential liquidating distributions. If approved by our stockholders, the Plan of Liquidation provides that we will be dissolved, and we will conduct an orderly sale of all or substantially all of our assets and distribute the net proceeds over time to our stockholders, after payment of or reasonable provision for our liabilities and obligations, in accordance with the provisions of the Delaware General Corporation Law. Accordingly, historical results may not be indicative of future periods, and our capital allocation, financing, operating and disposition decisions are being evaluated in light of the Plan of Liquidation.
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

Pending stockholder approval of the Plan of Liquidation, our near-term strategy is to preserve and enhance the value of our assets, and, where appropriate, monetize our properties in a manner intended to optimize value, continue to operate and lease our stabilized properties, complete or fund only those development, infrastructure, maintenance and other activities that we believe are necessary or advisable to preserve and enhance value or facilitate monetization, manage our debt and other obligations, seek any required lender, partner and third-party consents, and opportunistically pursue asset sales at times and on terms that our Board believes are favorable. Our capital allocation and financing decisions are being evaluated in light of the Plan of Liquidation and may differ from the approach described in prior periods. If stockholders do not approve the Plan of Liquidation, then we will continue our corporate existence and the Board expects to continue our current business strategy and may further explore strategic alternatives. The Plan of Liquidation has not been approved by our stockholders, and there can be no assurance that stockholder approval will be obtained or that the Plan of Liquidation will be implemented on the currently contemplated terms or timetable. The current business and investment strategy reflected in this report does not reflect our anticipated business and investment strategy if stockholders approve the Plan of Liquidation. For additional discussion, refer to Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

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

Largely as a result of a cash distribution from the Holden Hills Phase 2 partnership and recent property sales, including the sales of Lantana Place – Retail, which generated pre-tax cash proceeds of approximately $26.9 million, and Kingwood Place, which generated pre-tax cash proceeds of $16.2 million, as of March 31, 2026, we had consolidated cash and cash equivalents of $73.5 million and $24.7 million available under our revolving credit facility, net of $3.4 million of letters of credit committed against the facility. Refer to Note 6 herein and Note 6 of our 2025 Form 10-K for further discussion of our debt.

Our current investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. Refer to Note 3 herein and Note 2 of our 2025 Form 10-K. We expect to continue our limited use of our revolving credit facility and to retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business.

Our main sources of revenue and cash flow are expected to be sales of our properties to third parties, debt financings and distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental income in our Leasing Operations segment and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, have provided and will continue to provide us with positive cash flows and net income over time, as evidenced by our sales of The Santal and The Saint Mary in 2021 and Block 21 in 2022, Lantana Place – Retail in November 2025, and Kingwood Place in January 2026, the cash distributions from the Holden Hills Phase 1 partnership in 2023 and the Holden Hills Phase 2 partnership in June 2025 and our other property sales in 2025 and 2026.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects other than the potential additional $10.0 million of capital that we may be required to contribute to our Holden Hills Phase 1 joint venture. However, since 2023, we made operating loans, capital contributions and advances to our joint ventures. Refer to Note 3 herein and Note 2 of the 2025 Form 10-K for further discussion. We anticipate making future operating loans or advances to the limited partnerships for The Annie B, The Saint George and Holden Hills Phase 1 totaling up to $6.0 million over the next 12 months. Our estimates of future operating loans or advances are based on estimates of future costs of the partnerships. Refer to Note 3 and “Capital Resources and Liquidity” for further discussion. In addition, our development plans for future projects require significant additional capital.

We were challenged by difficult conditions in the real estate business over the past three years. Interest rates, which began rising in 2022, continued to increase during 2023, and costs remained elevated. During 2024, interest rates stabilized, and in the latter part of 2024 and through 2025, interest rates generally declined; however, costs remained elevated. In our markets, retail market fundamentals, such as occupancy and rents, have shown stronger performance compared to the multi-family sector. The market for new suburban multi-family development has continued to face headwinds. Nevertheless, we made important progress executing our business strategy during 2025 and into 2026. Accordingly, we have been continuing to work to maintain our business, operate our stabilized retail and multi-family properties, advance our projects under construction or development, control costs and advance entitlements, relationships and opportunities to position us to capture value.

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

During 2025, we received a $47.8 million cash distribution from the Holden Hills Phase 2 partnership. In addition, we sold Lantana Place – Retail for $57.5 million, West Killeen Market for $13.3 million and three homes at Amarra Villas for a total of $10.5 million. We also completed construction on the last two Amarra Villas homes. We completed construction of the road and utility infrastructure for Holden Hills Phase 1. The first units of The Saint George were available for occupancy in April 2025 and the project was completed in June 2025.

We have been focusing intently on the development of Holden Hills Phase 1 and on the development plans and future financing of Holden Hills Phase 2. In first-quarter 2026, we sold Kingwood Place for $60.8 million. In April 2026, we sold one Amarra Villas home for $3.6 million. We entered into contracts to sell the New Caney land for $12.7 million and the last Amarra Villas home for $3.6 million, which sales are subject to satisfaction or waiver of closing conditions. An offer has been received for the retail component of Jones Crossing, including undeveloped commercial land, for $46.5 million. In addition, beginning in 2024 and through April 30, 2026, we returned $5.2 million to our stockholders through our share repurchase program.

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

Summary Financial Results for First-Quarter 2026. Our revenues totaled $3.8 million in first-quarter 2026 compared with $5.0 million in first-quarter 2025. Revenues from our Real Estate Operations segment in first-quarter 2026 remained relatively flat compared to first-quarter 2025. Revenues from our Leasing Operations segment in first-quarter 2026 decreased compared to first-quarter 2025, primarily due to decreased revenue from Lantana Place – Retail, which was sold in fourth-quarter 2025, and Kingwood Place, which was sold in first-quarter 2026, partially offset by increased revenue from The Saint George, which began lease-up in second-quarter 2025. Refer to “Results of Operations” below for further discussion of the results of operations of our segments.

Our net income attributable to common stockholders totaled $6.6 million, or $0.82 per diluted share in first-quarter 2026, compared to net loss attributable to common stockholders of $(2.9) million, or $(0.36) per diluted share, in first-quarter 2025.

RECENT DEVELOPMENT ACTIVITIES

Recent Residential Activities

The discussion below focuses on our recent significant residential activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2025 Form 10-K.

Barton Creek
Amarra Villas. The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in Barton Creek. In April 2026, we sold one Amarra Villas home for $3.6 million. In May 2026, we entered into a contract to sell the last Amarra Villas home for $3.6 million, which is subject to satisfaction of closing condtions.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family property within the Amarra development. The first units were available for occupancy in July 2023, and construction was completed in fourth-quarter 2023. We completed the initial lease-up of The Saint June during 2024. As of March 31, 2026, occupancy at The Saint June was approximately 95 percent.

Holden Hills Phase 1. Our final large residential development within the Barton Creek community, Holden Hills Phase 1, consists of approximately 495 acres. The current conceptual design of the community features unique luxury residences to be developed in multiple sections with a focus on health and wellness, sustainability and energy conservation.

We entered into a limited partnership agreement with a third-party equity investor for Holden Hills Phase 1 in January 2023, and in February 2023 obtained construction financing for road and utility infrastructure of Holden Hills Phase 1. We have completed the initial road and utility infrastructure, including the required landscaping, enabling us to obtain Travis County’s acceptance of the roadway. The County’s acceptance of the roadway will permit us to continue efforts to replat Holden Hills Phase 1 in an effort to take advantage of changes in regulations, which we believe may result in improved home sites. As a result of the removal of Holden Hills Phase 1 from Austin’s ETJ pursuant to the ETJ Law, as described below, we are working on modifications to our development plans for portions of Holden Hills Phase 1 to benefit from the new regulations. However, challenges to the ETJ Law and the City of Austin’s recent letter reversing its prior certification of the release of Holden Hills Phases 1 and 2 from the City’s ETJ (refer to – ETJ Process below), are expected to cause delays in implementing development plans and selling home sites. We may also, in the future, decide to build homes on certain of the home sites, depending on market conditions, available financing and other factors. For additional discussion, refer to Items 1. and 2. “Business and Properties” in our 2025 Form 10-K.

We capitalize infrastructure costs and may be eligible to receive reimbursements from Travis County Municipal Utility Districts (MUDs) for certain infrastructure costs incurred in the Barton Creek area. Portions of the costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements are expected to be eligible to be reimbursed by MUDs. The amount and timing of MUD reimbursements depends upon each MUD having a sufficient tax base within its district to issue bonds, obtaining the necessary state approval for the sale of the bonds and the successful sale of the bonds, among other things. Accordingly, the amount and timing of the receipt of MUD reimbursements is uncertain. All MUD reimbursements that the Holden Hills Phase 1 partnership receives and is entitled to retain at the partnership level must be applied as payments of principal on the Holden Hills Phase 1 construction loan. The Holden Hills Phase 1 partnership has agreed to deliver to Stratus 60 percent of any MUD reimbursements for Tecoma Improvement costs when such reimbursements are received by the partnership. In April 2026, one of the Barton Creek MUDs sold bonds that resulted in reimbursements of costs incurred in connection with the Holden Hills Phase 1 project and the Tecoma Improvements of approximately $13.0 million and payment of interest of $1.4 million to the Holden Hills Phase 1 partnership and us. Of the total, $10.5 million was paid to the Holden Hills Phase 1 partnership, and $3.9 million (including our share of the Tecoma Improvement costs) was paid to us. From this bond offering, we also received payment of interest, including interest deferred from previous bond offerings, totaling $1.1 million and reimbursement of other costs of $200 thousand. The Holden Hills Phase 1 partnership used its $10.5 million share of the reimbursement and interest to pay down the Holden Hills Phase 1 construction loan. MUD reimbursements received for infrastructure costs are recorded as reductions of the related asset’s carrying amount, and interest is recorded as income.
Holden Hills Phase 2. Our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community, Holden Hills Phase 2, is adjacent to Holden Hills Phase 1. We are planning both

Holden Hills Phase 1 and Holden Hills Phase 2 as one interconnected development branded as Holden Hills. Holden Hills Phase 2 is being designed as a mixed-use project, including a range of commercial and extensive residential uses, surrounded by extensive outdoor recreational and greenspace amenities. We have worked to remove the majority of Holden Hills Phase 2 from Austin’s ETJ pursuant to the ETJ Law, as described below, and are working on modifications to our development plans to benefit from the new regulatory scheme, which, under favorable market and financing conditions, could accommodate an increase in design flexibility and development density as compared to our prior plans. If the new regulatory scheme survives challenge, and we are able to benefit from increased design flexibility and density, we cannot be sure whether the added infrastructure and other costs associated with redesign work and increasing density, coupled with market and financing uncertainty, will make increasing density a profitable risk-rewarded venture. Challenges to the ETJ Law and the City of Austin’s recent reversal of its prior certification of the release of Holden Hills Phases 1 and 2, are expected to cause delays in implementing development planning.

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

The Holden Hills Phase 2 partnership is working to establish an approximately $10.0 million revolving credit facility for the Holden Hills Phase 2 project. The Holden Hills Phase 2 partnership intends to use the facility to reimburse Stratus for approximately $3.0 million of project costs, including certain initial project costs of approximately $0.8 million, fund the approved operating budget and fund future partnership activities approved by the partners.

ETJ Process. The ETJ Law became effective September 1, 2023. We have completed the statutory process to remove all of our relevant land subject to development, including primarily Holden Hills Phases 1 and 2 from the ETJ of the City of Austin, as permitted by the ETJ Law. We have also made filings with Travis County in an effort to grandfather Holden Hills Phases 1 and 2 under most laws in effect in Travis County at the time of the filings. A number of cities in Texas have brought lawsuits challenging the ETJ Law. One lawsuit, initially dismissed on procedural and jurisdictional grounds, has been appealed to a three-judge appellate panel, which after hearing argument on the merits, has taken the matter under advisement. There is no certainty as to how or when the appellate court will rule. In addition, on March 13, 2026, we received a letter from the City of Austin asserting that it had made an error in certifying the release of our properties from the ETJ in March 2024. The City of Austin asserts that it recently discovered that our properties are within five miles of a specific type of military installation, which the City of Austin claims disqualifies our properties for release. We are currently reviewing potential challenges to the City of Austin’s reversal of the release of our properties from the ETJ. If the ETJ Law is upheld and the removal of our property is permitted by the City of Austin, we will work to confirm whether the removal of our properties from the ETJ of the City of Austin will streamline the development permitting process, allow greater flexibility in the design of projects, potentially decrease certain development costs, and potentially permit meaningful increases in development density. If the ETJ Law is not upheld or the City of Austin does not permit the removal of our property from the ETJ, there may be substantial adverse impacts to our development plans, including reduction in aggregate development density, and additional cost and delay. In light of the challenges to the ETJ Law, and depending on the outcome of those challenges, our development plans for portions of Holden Hills Phases 1 and 2 may need to be modified. For additional discussion, refer to Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

The Saint George
The Saint George is a 316-unit luxury wrap-style, multi-family property in north-central Austin. We purchased the land and entered into third-party equity financing for the property in December 2021. We entered into a construction loan for this property and began construction in third-quarter 2022. The first units were available for occupancy in April 2025 and the property was completed in second-quarter 2025. As of April 30, 2026, approximately 82 percent of the units had been leased.

In April 2025, a water leak occurred at The Saint George multi-family project when construction was nearing completion and initial resident move-ins were occurring, resulting in damage that cost $1.9 million to remediate and repair. The event was filed as a builder’s risk insurance claim. Remediation and repairs were completed in second-quarter 2025. The Saint George Apartments, L.P. will pay $1.0 million of the costs of remediation and repairs, and the remainder will be covered by insurance and the general contractor.

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

Magnolia Place
We own approximately 11 acres planned for 275 multi-family units in Magnolia, Texas, and have approximately $9.5 million of costs potentially reimbursable in the future by the Magnolia MUD, with no project debt. In April 2026, the Magnolia MUD sold bonds and we were reimbursed costs totaling $1.6 million and were paid interest of $186 thousand.

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

Jones Crossing is an H-E-B-anchored, mixed-use development located in College Station, Texas, the location of Texas A&M University, that also includes a 21-acre multi-family component. During 2023, we separated the ground lease for the multi-family parcel from the primary ground lease.

Recent Commercial Activities

The discussion below focuses on our recent significant commercial activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties” and to “Recent Development Activities” in MD&A in our 2025 Form 10-K.

Holden Hills Phase 2
As described above under the heading “Recent Residential Activities,” Holden Hills Phase 2 has been envisioned to include a significant commercial component. In light of the challenges to the ETJ Law, and depending on the outcome of those challenges, our development plans for portions of Holden Hills Phases 1 and 2 may need to be modified.

Jones Crossing – Retail
As of March 31, 2026, we had signed leases for substantially all of the completed retail space in Jones Crossing, including the H-E-B grocery store, totaling 154,092 square feet, and ground leases on two retail pad sites. The retail component of Jones Crossing also includes approximately 22 undeveloped commercial acres with estimated future development potential of approximately 104,750 square feet of commercial space and up to seven retail pad sites available for lease. As previously discussed, we received an offer for the retail component of Jones Crossing for $46.5 million and are negotiating a sales contract. There can be no assurance that a sales contract will be completed or a sale consummated.

Potential Development Projects and Pipeline

Our development plans for The Annie B, The Saint Julia and multi-family projects in Lakeway and College Station will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we may also receive development management fees and asset management fees and potential returns increasing above our relative equity interest in certain projects as negotiated return hurdles are achieved. We are working to establish a credit facility to fund certain initial project costs and future partnership activities for Holden Hills Phase 2 and anticipate seeking additional debt to finance the future development in Holden Hills Phase 1. We are also pursuing other development projects. These potential development projects and projects in our portfolio could require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Market Conditions

Our industry has experienced construction and labor cost increases, supply chain constraints, labor shortages, higher borrowing costs and tightened bank credit. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined but has generally remained higher than the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. As inflation began to decline, the Federal Reserve’s policy decisions reflected a balancing of progress toward price stability with evolving labor market conditions. Between September 2024 and December 2025, the Federal Reserve lowered the federal funds target rate by 175 basis points on a cumulative basis. Elevated inflation and interest rates increased our costs of materials, services, labor and capital. Changing U.S. tariffs and trade policies commencing in 2025 present additional risks to our business. Refer to Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K for further discussion.

To manage the risks of rising construction and labor costs, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to construction and labor cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Also, as discussed elsewhere in this report, higher costs and project delays have required us to make operating loans, advances and equity contributions to some of our joint ventures, and we expect to make additional operating loans or advances during the next 12 months. Refer to Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K for more information regarding our risk factors.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating income (loss):
Real Estate Operations [a]	$(2,088)	$(1,502)
Leasing Operations	23,080	1,958
General and administrative expenses [b]	(5,590)	(4,051)
Operating income (loss)	$15,402	$(3,595)
Net income (loss)	$13,509	$(3,757)
Net income (loss) attributable to common stockholders	$6,627	$(2,875)
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

Real Estate Operations
The following table summarizes our Real Estate Operations segment results (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Commissions and other	82	25
Total revenues	82	25
Expenses:
Property taxes and insurance	(349)	(357)
Lease expense	(285)	(285)
Professional fees	(722)	(363)
Allocated overhead costs	(333)	(285)
Other segment items	(431)	(190)
Depreciation and amortization	(50)	(47)
Operating loss	$(2,088)	$(1,502)

Real Estate Operations Expenses. Real Estate Operations expenses include property taxes and insurance, lease expense, professional fees, allocated overhead costs, other segment items and depreciation and amortization. Other segment items primarily include advertising, property owner association fees, maintenance and utilities.

Leasing Operations
The following table summarizes our Leasing Operations segment results (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Rental revenue	$3,709	$5,018
Expenses:
Property taxes and insurance	(1,024)	(807)
Maintenance and repairs	(404)	(509)
Property management fees and payroll	(297)	(285)
Utilities	(168)	(40)
Other segment items	(235)	(272)
Depreciation	(1,399)	(1,347)
H-E-B profit participation	(78)	—
Gain on sale of assets	22,976	200
Operating income	$23,080	$1,958

Rental Revenue. In first-quarter 2026, rental revenue primarily included revenue from our retail and mixed-use properties Jones Crossing – Retail and Kingwood Place (prior to its sale in January 2026) and our multi-family properties, The Saint June and The Saint George. In first-quarter 2025, rental revenue primarily included revenue from our retail and mixed-use properties Lantana Place – Retail (sold in fourth-quarter 2025), Kingwood Place, Jones Crossing – Retail and West Killeen Market (sold in second-quarter 2025) and our multi-family property, The Saint June. The decrease in rental revenue in first-quarter 2026, compared with first-quarter 2025, primarily reflects decreased revenue from Lantana Place – Retail, which was sold in fourth-quarter 2025, and Kingwood Place, which was sold in first-quarter 2026, partially offset by increased revenue from The Saint George, which began lease-up in second-quarter 2025.

Leasing Operations Expenses. Leasing Operations expenses include property taxes and insurance, maintenance and repairs, property management fees and payroll, utilities, other segment items and depreciation. Other segment items primarily include amortization of leasing costs, property owner association fees, professional and consulting fees, and office and computer equipment.

H-E-B Profit Participation. In first-quarter 2026, in connection with the sale of Kingwood Place, H-E-B earned a profit participation of $78 thousand.

Gain on Sale of Assets. In first-quarter 2026, we closed on the sale of Kingwood Place for $60.8 million. The sale generated a pre-tax gain of approximately $23.0 million ($13.4 million, net of noncontrolling interests). In first-quarter 2025, we recognized a portion of a previously deferred gain of $0.2 million related to The Oaks at Lakeway.

General and Administrative Expenses
General and administrative expenses primarily consist of employee compensation and other costs. In first-quarter 2026, general and administrative expenses increased to $5.6 million compared to $4.1 million in first-quarter 2025, primarily as a result of work related to the Plan of Liquidation.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $2.6 million in first-quarter 2026 compared with $3.8 million in first-quarter 2025. Interest costs in first-quarter 2026 were lower compared to first-quarter 2025, primarily reflecting lower interest rates as well as a decrease in average debt balances. As of March 31, 2026, all of our debt was variable-rate debt.
Substantially all interest costs were capitalized in both periods. Capitalized interest in first-quarter 2026 is primarily related to development activities at Holden Hills Phases 1 and 2. Capitalized interest in first-quarter 2025 is primarily related to development activities at Holden Hills Phases 1 and 2 and The Saint George.
Provision for Income Taxes. We recorded provisions for income taxes of $2.1 million in first-quarter 2026 and $30 thousand in first-quarter 2025. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of (income) losses totaled $(6.9) million in first-quarter 2026 and $0.9 million in first-quarter 2025. The income attributable to noncontrolling interests in subsidiaries in first-quarter 2026 was primarily related to the gain on sale of Kingwood Place.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

On March 24, 2026, our Board approved the Plan of Liquidation and announced an estimated range of potential liquidating distributions of $29.73 to $37.69 per share. The Plan of Liquidation remains subject to stockholder approval and other contingencies, including obtaining lender, partner and other third-party consents. If the Plan of Liquidation is approved, during the liquidation process, our sources and uses of liquidity may differ materially from those described in prior periods. In addition to ordinary course operating, leasing, development and debt service needs, our liquidity planning now includes additional potential asset sale costs, debt repayment and prepayment costs, taxes, professional fees, employee retention or severance costs, reserves for known, contingent and future claims and other winding-down expenses. Refer to Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K for further discussion.

Comparison of Cash Flows for the Three Months Ended March 31, 2026 and 2025
Operating Activities. Cash used in operating activities totaled $15.6 million in first-quarter 2026, compared with $13.5 million in first-quarter 2025. Expenditures for purchases and development of real estate properties totaled $7.7 million in first-quarter 2026, primarily related to development of Holden Hills Phases 1 and 2 and the road infrastructure at Lakeway, and $7.2 million in first-quarter 2025, primarily related to development of Holden Hills Phase 1. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other in first-quarter 2026 and first-quarter 2025 is primarily related to the timing of federal tax and property tax payments.

Investing Activities. Cash provided by (used in) investing activities totaled $59.8 million in first-quarter 2026 and $(4.7) million in first-quarter 2025. Capital expenditures totaled $42 thousand in first-quarter 2026, and $4.5 million in first-quarter 2025, primarily for The Saint George. Cash proceeds of $60.0 million (before repayment of debt, which is reflected in Financing Activities) were generated from the sale of Kingwood Place in first-quarter 2026.

Financing Activities. Cash (used in) provided by financing activities totaled $(44.5) million in first-quarter 2026 and $10.0 million in first-quarter 2025. In first-quarter 2025, we had borrowings of $4.0 million on our revolving credit facility and we had no borrowings on the facility in first-quarter 2026. In first-quarter 2026, net repayments on project and term loans totaled $32.8 million, primarily reflecting the payoff of the Kingwood Place loan in connection with its sale. In first-quarter 2025 net borrowings on project and term loans totaled $9.1 million, primarily reflecting borrowings from The Saint George and Holden Hills Phase 1 construction loans and the refinancing of the Lantana Place construction loan and the Jones Crossing loan, partially offset by paydowns on The Annie B land loan. Refer to “Revolving Credit Facility and Other Financing Arrangements” and “Debt Maturities and Other Contractual Obligations” below for a discussion of our outstanding debt at March 31, 2026.

In first-quarter 2026, in connection with the sale of Kingwood Place, the Kingwood partnership paid distributions of $10.6 million to noncontrolling interest holders. Also in first-quarter 2026, The Saint June, L.P. made distributions of approximately $118 thousand to the Class B limited partner in The Saint June partnership.

In November 2023, with written consent from Fifth Third Bank, our Board approved a new share repurchase program, which authorized repurchases of up to $5.0 million of our common stock. In June 2025, with written consent from Fifth Third Bank, our Board approved an increase in the share repurchase program from up to $5.0 million to up to $25.0 million of our common stock. The repurchase program authorizes us, in management’s and the Capital Committee of the Board’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. In first-quarter 2026, we acquired 18,886 shares of our common stock for a total cost of $0.5 million at an average price of $25.88 per share. As of March 31, 2026, we have acquired 235,421 shares of our common stock for a total cost of $5.2 million at an average price of $22.14 per share, and $19.8 million remains available for repurchases under the program.

Revolving Credit Facility and Other Financing Arrangements
As of March 31, 2026, we had $73.5 million in cash and cash equivalents and restricted cash of $0.8 million, and no amount was borrowed under our revolving credit facility. Of the $73.5 million in consolidated cash and cash equivalents at March 31, 2026, $1.7 million held at certain consolidated partnerships is subject to restrictions on distribution to the parent company pursuant to project loan agreements. In first-quarter 2026 and first-quarter 2025, development and asset management fees of $105 thousand and $299 thousand, respectively, were paid by the limited partnerships to Stratus. The payments of these intercompany fees resulted in increases in cash available to the parent company, and the income to Stratus and cost to the partnerships have been eliminated in the consolidated financial statements.

As of March 31, 2026, we had total debt of $144.4 million based on the principal amounts outstanding compared with $143.8 million at December 31, 2025. As of March 31, 2026, the maximum amount that could be borrowed under our revolving credit facility was $28.1 million, resulting in availability of $24.7 million, net of letters of credit totaling $3.4 million issued under the revolving credit facility. Letters of credit have been issued under the revolving credit facility, $2.3 million of which secure Stratus’ obligations, which are subject to certain conditions, to construct and pay for certain utility infrastructure in Lakeway, Texas, which is expected to be utilized by the planned multi-family project on Stratus’ remaining land in Lakeway. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2026 and Note 6 herein and Note 6 of our 2025 Form 10-K for further discussion of our debt.

We have made operating loans, capital contributions and advances to, and have received distributions from, our partnerships. Refer to Note 3 herein and Note 2 of the 2025 Form 10-K for further discussion.

Stratus and its subsidiaries have debt arrangements, including guaranty agreements, that require compliance with specified financial covenants and contain significant limitations that may restrict our ability and the ability of our subsidiaries to take certain actions, including incurring indebtedness, paying dividends or repurchasing equity, making distributions, selling assets and entering into certain transactions. Refer to Note 6 and MD&A in our 2025 Form 10-K for a discussion of the financial covenants and restrictions under our debt agreements. As of March 31, 2026, we were in compliance with all of our financial covenants.

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

Our project loans are generally secured by all or substantially all of the assets of the project, and our revolving credit facility is secured by substantially all of our assets other than those encumbered by separate project-level financing. In addition, we, as the parent company, are typically required to guarantee all or a significant portion of the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, in some cases on a full recourse basis and in other cases on a more limited recourse basis. As of March 31, 2026, we, as the parent company, guaranteed the payment of all of the project loans, except for the Jones Crossing loan. In addition, our construction loans typically permit advances only in accordance with budgeted allocations and subject to specified conditions and require lender consent for changes to plans and specifications exceeding specified amounts. Refer to Note 3 herein and Notes 2 and 6 and MD&A in our 2025 Form 10-K for additional discussion.

Debt Maturities and Other Contractual Obligations
The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fifth Third Bank revolving credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	24,000	—		—	24,000
The Annie B land loan [b]	449	11,422	—	—	—	—	11,871
Construction loans:
The Saint George [c]	52,533	—	—	—	—	—	52,533
The Saint June [d]	—	33,376	—	—	—	—	33,376
Holden Hills Phase 1 [e]	22,590	—	—	—	—	—	22,590
Total	$75,572	$44,798	$24,000	$—	$—	$—	$144,370
a.In January 2026, the Fifth Third Bank revolving credit facility was amended. The new maturity date is March 27, 2028.
b.Includes an operating loan from one of our third-party partners of $250 thousand.
c.The maturity date is July 19, 2026. We are currently evaluating options to modify or refinance the loan and expect to extend or refinance the loan on or before the maturity date.
d.Includes operating loans from our third-party partner of $493 thousand.
e.In first-quarter 2026, the Holden Hills Phase 1 construction loan was amended to provide a short-term extension of the maturity date to June 8, 2026, while a longer-term extension is negotiated with the lender.

The following table summarizes the weighted-average interest rate of each loan, all of which have variable rates, for the periods presented, and reflects the interest rate terms of loan agreements as in effect during the periods presented, as described in Note 6 of this report and in our 2025 Form 10-K:

	Three Months Ended
	March 31,
	2026	2025
Fifth Third Bank revolving credit facility [a]	—%	7.42%
Jones Crossing loan	5.63	6.26
The Annie B land loan	6.81	7.45
Construction loans:
The Saint George	6.15	6.79
The Saint June	5.71	6.71
Holden Hills Phase 1	6.80	7.44
a.We did not have an outstanding balance during first-quarter 2026. At March 31, 2026, the interest rate for the revolving credit facility was 6.77 percent.

Liquidity Outlook
We had firm commitments totaling approximately $2.6 million at March 31, 2026 primarily related to construction of the road and utility infrastructure we are required to build in Lakeway, Texas, and Holden Hills Phase 1. We anticipate making future operating loans or advances to the limited partnerships for The Annie B, The Saint George and Holden Hills Phase 1 totaling up to $6.0 million over the next 12 months. Our estimates of future operating loans or advances are based on estimates of future costs of the partnerships.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our stabilized retail and multi-family properties (Jones Crossing – Retail and The Saint June) are projected to generate sufficient cash flow to cover debt service over the next 12 months. Further, we expect to sell the last Amarra Villas home, the New Caney land and the retail component of Jones Crossing, and we may sell other properties. For other projected pre-development costs, much of which are discretionary, and projected general and administrative expenses, we had cash and cash equivalents of $73.5 million at March 31, 2026 and availability under our revolving credit facility (which matures on March 27, 2028) of approximately $24.7 million, net of $3.4 million of letters of credit, which is expected to be sufficient to fund these cash requirements for the next 12 months.

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

We expect to successfully extend the maturities of, or to refinance, our outstanding debt that matures in the next 12 months. For future potential significant development projects, we would not plan to enter into commitments to incur material costs for the projects until we obtain what we project to be adequate financing to cover anticipated cash outlays. As discussed under “Business Strategy” above, our main sources of revenue and cash flow are expected to come from sales of our properties to third parties or distributions from joint ventures, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rental revenue in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in this report and in our 2025 Form 10-K and Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K for further discussion.

Our ability to meet our cash obligations over the longer term will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2025 Form 10-K.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. For additional information regarding these types of activities, refer to the discussion about our firm commitments in “Capital Resources and Liquidity” above and Note 9 in our 2025 Form 10-K.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance and business strategy. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the Plan of Liquidation, including the availability, timing and amount of potential future distributions to stockholders, the timing of asset sales and whether and when the sales of the retail component of Jones Crossing, the New Caney land and an Amarra Villas home will be completed, and our estimated pre-tax proceeds from these sales, inflation, interest rates, tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt obligations as they become due, availability of bank credit, our ability to meet our future debt service and other cash obligations, projected future operating loans, advances or capital contributions to our joint ventures, future cash flows and liquidity, the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, including projected costs and estimated times to complete construction, plans to sell, recapitalize or refinance properties and estimated timing for closing properties under contract, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, including the expected impact of the ETJ Law and related ongoing litigation, and the letter from the City of Austin challenging the removal of our property from the ETJ, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships or other strategic relationships, other plans and objectives of management for future operations and development projects, and potential future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “target,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions or statements are intended to identify those assertions as forward-looking statements.

Under our Fifth Third Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Fifth Third Bank's prior written consent, which we obtained in connection with our current $25.0 million share repurchase program. Any future declaration of dividends or decision to repurchase our common stock outside the approved share repurchase program is at the discretion of our Board, subject to restrictions under our Fifth Third Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the risks associated with the Plan of Liquidation, including the availability, timing and amount of the distributions to stockholders in connection with the Plan of Liquidation, including changes in the amount and timing of the total liquidating distributions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations, the amounts that will need to be set aside by us, the adequacy of such reserves to satisfy our obligations, risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the Plan of Liquidation, our ability to favorably resolve potential tax claims, any litigation matters, including any litigation relating to the Plan of Liquidation and related matters, and other unresolved contingent liabilities, our ability to successfully execute the Plan of Liquidation, including the ability to market and sell all or substantially all of our assets, the amount of proceeds that might be realized from the sale or other disposition of our assets, the application of, and any changes in, applicable tax laws, regulations, administrative practices, principles and interpretations, the incurrence of expenses and the diversion of management’s time in connection with the Plan of Liquidation, our ability to retain and hire key personnel, consultants and other resources and maintain relationships with partners, suppliers, employees, stockholders and others as we carry out the Plan of Liquidation and on our operating results and business generally, the possibility of converting to a liquidating trust or other liquidating entity, the possibility that our stockholders will not approve the Plan of Liquidation, the ability of our Board to abandon, modify or delay implementation of the Plan of Liquidation, even after stockholder approval, potential adverse effects on our stock price from the announcement, suspension or consummation of the Plan of Liquidation, the occurrence of any event, change or other circumstances, including market, regulatory and other factors, that could give rise to the termination of the Plan of Liquidation, whether we and the purchasers will satisfy our respective obligations and conditions to closing under the agreements or offers, as applicable, for the retail component of Jones Crossing, the New Caney land and an Amarra Villas home in the anticipated timeframe or at all, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, increases in operating and construction costs, including real estate taxes, maintenance and insurance costs, and the cost of building materials and labor, inflation and elevated interest rates, the effect of changes in tariffs and trade policies, supply chain constraints, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, availability of bank credit, defaults by contractors and subcontractors, declines in the market value of our assets, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, a decrease in the demand for real estate in select markets in Texas where we operate, particularly in Austin, changes in economic, market, tax, business and geopolitical conditions, potential U.S. or local economic downturn or recession, the availability and terms of financing for development projects and other corporate purposes, our ability to collect anticipated rental payments and close projected asset sales, loss of key personnel, our ability to enter into and maintain joint ventures, partnerships or other strategic relationships, including risks associated with such joint ventures, any major public health crisis, eligibility for and potential receipt and timing of receipt of MUD reimbursements, industry risks, changes in buyer preferences, potential additional impairment charges, competition from other real estate developers, our ability to obtain various entitlements and permits, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, environmental and litigation risks, including the timing and resolution of the challenges to the ETJ Law and our ability to implement revised development plans in light of the ETJ Law and the letter from the City of Austin, the failure to attract buyers or tenants for our developments or such buyers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, cybersecurity incidents and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K, filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b)    Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended March 31, 2026.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended March 31, 2026, and the approximate dollar value of shares remaining available for purchase pursuant to our $25.0 million share repurchase program as of March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [a]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs [a]
January 1, 2026 through January 31, 2026	18,886	$25.88	18,886	$19,788,580
February 1, 2026 through February 28, 2026	—	$—	—	$19,788,580
March 1, 2026 through March 31, 2026	—	$—	—	$19,788,580
Total	18,886	$25.88	18,886	$19,788,580
a.On November 14, 2023, we announced that our Board approved a share repurchase program authorizing repurchases of up to $5.0 million of our common stock. On June 13, 2025, we announced that our Board approved an increase in the share repurchase program from $5.0 million to up to $25.0 million. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management and the Capital Committee of the Board. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. Through April 30, 2026, we acquired 235,421 shares of our common stock for a total cost of $5.2 million at an average price of $22.14 per share, and $19.8 million remains available for repurchases under the program.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of Stratus adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase by and between Lantana Place, L.L.C., as seller, and Scripps CMH LLC and Lantana SRB LLC, as purchasers, dated as of September 3, 2025.		8-K	001-37716	10/23/2025

2.3	First Amendment to Agreement of Sale and Purchase by and between Lantana Place, L.L.C., as seller, and Scripps CMH LLC and Lantana SRB LLC, as purchasers, effective as of October 17, 2025.		8-K	001-37716	10/23/2025

2.4†	Agreement of Sale and Purchase by and between Stratus Kingwood Place, L.P., as seller, and CH Realty X/R Houston Kingwood Place, L.P., as purchaser, dated as of December 18, 2025.		8-K	001-37716	2/5/2026

2.5†	First Amendment to Agreement of Sale and Purchase by and between Stratus Kingwood Place, L.P., as seller, and CH Realty X/R Houston Kingwood Place, L.P., as purchaser, effective as of December 31, 2025.		8-K	001-37716	2/5/2026

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		10-Q	001-37716	5/15/2023

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	First Modification Agreement by and among Holden Hills, L.P., as borrower, Stratus Properties Inc., as guarantor, and Fifth Third Bank, N.A., as successor by merger to Comerica Bank, as lender, effective as of February 6, 2026.		10-K	001-37716	3/27/2026

10.2	Second Modification Agreement by and among Holden Hills, L.P., as borrower, Stratus Properties Inc., as guarantor, and Fifth Third Bank, N.A., as successor by merger to Comerica Bank, as lender, effective as of March 5, 2026.		10-K	001-37716	3/27/2026

10.3	Tenth Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Fifth Third Bank, N.A. (f/k/a Comerica Bank), effective as of January 30, 2026.		8-K	001-37716	2/5/2026

10.4†	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.		10-K	001-37716	3/27/2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X
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

Date: May 12, 2026
S-1